Form 10-K
period 2016-12-31
Xperi Corp
filed 2017-02-27
CIK 1690666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37956
 _______________________________________________________________

 XPERI CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
 _______________________________________________________________

Delaware	81- 4465732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3025 Orchard Parkway, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)
(408) 321-6000
(Registrant’s Telephone Number, Including Area Code)
 _______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 was $1,469,310,162 (based on the closing sale price of the registrant’s common stock as reported on The NASDAQ Global Select Market).
The number of shares outstanding of the registrant’s common stock as of February 3, 2017 was 49,050,003

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2016 fiscal year and are incorporated by reference in Part III.

XPERI CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our integration of the DTS business, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, our plans for quarterly dividends and stock repurchases, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part I, Item 1A of this Annual Report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. Business

Corporate Information

Our principal executive offices are located at 3025 Orchard Parkway, San Jose, California 95134 USA. Our telephone number is +1 (408) 321-6000. We maintain a corporate website at www.xperi.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website. Xperi Corporation, the Xperi Corporation logo, Tessera, the Tessera logo, DTS, the DTS logo, FotoNation, the FotoNation logo, Invensas, the Invensas logo, DigitalAperture, FaceTools, FacePower, FotoSavvy, IrisCam, LifeFocus, xFD, FD, DFD, TFD, QFD, BVA, ZiBond, DBI, DTS‑HD, DTS Sound, DTS Studio Sound, DTS TruSurround, DTS Neural Surround, DTS Headphone:X, DTS Play‑Fi, DTS:X and HD Radio are trademarks or registered trademarks of Xperi Corporation or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

In this Annual Report, the “Company,” “we,” “us” and “our” refer to Xperi Corporation ("Xperi"), which operates its business through its subsidiaries. Unless specified otherwise, the financial results in this Annual Report are those of the Company and its subsidiaries on a consolidated basis.

Overview

Xperi is a publicly-traded technology company based in Silicon Valley with operations around the world. Along with its operating subsidiaries, Xperi creates, develops and licenses innovative audio, computational imaging, computer vision and semiconductor packaging and interconnect technologies. We have approximately 700 employees and over 25 years of operating experience.

We license our innovative technologies and inventions to global electronic device manufacturing companies who, in turn, integrate the technologies into their own enterprise, consumer electronics and semiconductor products. Our technologies and solutions are widely proliferated. Our audio technologies have shipped in billions of devices for the home, mobile and automotive markets. Our imaging technologies are embedded in more than 25% of the current smartphone market. Our semiconductor packaging and interconnect technologies have been licensed to more than 100 customers and have shipped in over 100 billion semiconductor chips. Key end-markets enabled by Xperi's technology solutions include mobile, home, datacenter and automotive.

We completed the acquisition of DTS, Inc. ("DTS"), a publicly-traded developer of sound-based technologies, in December 2016. At the time of the acquisition, Tessera Technologies, Inc. and DTS were combined under the newly-formed Tessera Holding Corporation and shares of the combined company traded on the NASDAQ market under Tessera’s ticker symbol TSRA. During the first quarter of 2017, we introduced our new corporate name, Xperi Corporation, launched a new corporate logo, and began trading under a new ticker symbol XPER.

Our combined portfolio of products and technologies uniquely positions us to deliver innovative audio and imaging products and next-generation 3D semiconductor interconnect solutions for mobile devices, consumer electronics, and automotive markets. Our products and technologies also address the growing potential of emerging markets such as IoT and AR/VR. Our team of more than 450 world-class engineers is focused on creating core technologies that power intelligent, immersive, and personalized digital experiences.

As a result of the DTS acquisition, we determined that we conduct our business in two operating segments. The Product Licensing segment is comprised of our existing imaging technologies and our acquired audio technologies. The Semiconductor and IP Licensing segment is comprised of our long-standing business of monetizing our intellectual property as well as our latest semiconductor packaging and interconnect technologies. Previously, we operated in one operating segment. As a result of these changes, we have restated prior period segment disclosures to conform to the new composition.

The Product Licensing segment licenses technologies related to audio, digital radio, and imaging solutions under the brands DTS, HD Radio and FotoNation. Our Product Licensing solutions typically include the delivery of software and/or hardware based solutions to our customers or to their suppliers. Product Licensing represents revenue derived primarily from the consumer electronics market and related applications servicing the home, automotive and mobile segments.
The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and intellectual property (IP) to semiconductor manufacturers, foundries, subcontract assemblers and others.  This segment includes revenue generated from technology transfer agreements and licenses to our IP. We have a deep history of developing and monetizing next-generation technologies, including chip-scale packaging solutions and low-temperature wafer bonding solutions. Today, we are actively developing 3D semiconductor packaging, interconnect and bonding solutions for products such as smartphones, tablets, laptops, PCs, and data centers. We expand technology and IP offerings through a combination of internal R&D and the acquisition of patent assets.  We also provide engineering services to our customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of our technologies.

Product Licensing Segment

The Product Licensing segment is comprised of our DTS audio business as well as our FotoNation imaging business.

The DTS audio business is a premier audio technology solutions provider for high definition entertainment experiences. DTS audio solutions are designed to enable recording, delivery and playback of simple, personalized, and immersive high definition audio and are incorporated by hundreds of licensee customers around the world into an array of consumer electronics devices in the home, in the car and on the go. Devices that incorporate our audio technology include televisions (TVs), personal computers (PCs), smartphones, tablets, automotive audio systems, automotive infotainment systems, digital media players (DMPs), set top boxes (STBs), soundbars, wireless speakers, video game consoles, Blu-ray Disc players, audio/video receivers (AVRs), DVD based products, and home theater systems.

DTS's HD Radio solution is the only digital terrestrial broadcast system approved by the Federal Communications Commission (FCC) for AM/FM radio in the U.S., offering new FM channels, crystal-clear sound and advanced data services with no subscription fees. HD Radio enables high quality in-vehicle radio experience with innovative features and digital capabilities.

We have industry-leading end-to-end audio solutions designed to enhance the entertainment experience for users of consumer electronics devices, particularly those subject to the physical limitations of smaller speakers, such as TVs, PCs and mobile devices. Additionally, DTS provides products and services to motion picture studios, radio and TV broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS encoded audio within their content. The key drivers for the DTS business include developing innovative technology, continued content proliferation, and broadening our integrated circuit (IC) and original equipment manufacturer (OEM) footprint in the home, mobile and automotive markets.

Our FotoNation imaging business, which is comprised of world-class image scientists and software and hardware engineers, innovates in both product and system-level imaging technologies. FotoNation has been a pioneer in computer vision and computational imaging solutions since the emergence of digital imaging and digital still cameras. When cameras ultimately converged with mobile phone to become the photography device of choice for billions of consumers, FotoNation’s imaging solutions became a key ingredient technology for mobile device manufacturers.

In addition to providing technology and solutions to the mobile phone market, FotoNation also provides best in class hardware-accelerated imaging/vision solutions targeted to other emerging markets including biometrics, automotive, surveillance, activity cameras and smart objects (electronic objects that respond to their external environment).

Innovative Technology

Within our audio product line we have a complete range of end‑to‑end solutions from ingest, through distribution and playback. We continue to expand our offerings through ongoing research and development, and strategic partnerships with IC and consumer electronics manufacturers, content creators and providers, and others within the digital media ecosystem. Our innovative solution offerings are tailored specifically for each market.
Some of the audio technologies we license include:

•
DTS‑HD® Master Audio is our advanced surround sound decoder that utilizes variable bit‑rate technology to deliver ultimate audio quality while conserving file size and bandwidth, allowing for an uncompromised audio experience.

•
HD RadioTM technology enables AM/FM radio to move from analog to digital, creating significant benefits to all participants in the radio broadcasting ecosystem. Radio listeners enjoy upgraded audio quality, expanded content choices and new digital services.

•	DTS Studio Sound™ is our premium audio processing offering that includes our latest sound processing features. Our customers can use this suite to create the ultimate in sound quality.

•
DTS Headphone:X® includes our integrated surround headphone technology and DTS‑HD surround sound decoder, coupled with user‑driven, headphone specific tuning and personalization features for output over headphones and earbuds.

•
DTS Play‑Fi® is a whole home wireless audio platform that allows the synchronized streaming of music directly from a mobile device or PC over a standard Wi‑Fi network to speakers anywhere the Wi-Fi network reaches. Play‑Fi is currently available on wireless speakers from many of the industry's leading brands and for mobile devices that use the Android, Kindle Fire or iOS operating systems, as well as the Windows PC platform.

•
DTS:X™ is our state of the art object‑based audio format designed for bringing enhanced immersion and realism through more accurate spatial rendering, height audio elements, and customizations that adapt to any room speaker layout.

The proliferation of connected devices that can support streaming and downloadable content has made presence within the digital ecosystem increasingly important, as the availability of DTS-enabled content helps drive consumer demand for electronics that support DTS technologies. We have focused our efforts in this area, working with various content partners to help drive the expansion of our presence across the digital ecosystem.

Our immersive audio solutions such as DTS HD and DTS:X are supported by all the major Hollywood studios, many cinema operators in the U.S. and Asia, and leading streaming service providers in the U.S., Europe and Asia. The HD Radio broadcast technology is supported by more than 2,300 radio stations, including 98 of the top 100 stations in the top 10 U.S. radio markets.

Our FotoNation imaging business licenses software solutions and technologies for mobile imaging and other markets. Some of the solutions we license include:

•
FacePower® empowers the camera to deliver perfect portraits, recognize its user subjects, and understand their needs by detecting and tracking faces, analyzing the face for smile, blink, age segmentation and other types of classifications based on face feature modeling for landmarks analysis. FacePower® also includes accurate eye tracker, gaze detection and tracking. Recent updates to FacePower include support for person detection, object detection and tracking using convolutional neural networks and other advanced detection technologies.

•
FotoSavvy® embeds the most sophisticated professional photography techniques in a simple “click and wow!” user interface to enable intelligent, automatic photography and videos. FotoSavvy® technologies include smart color, smart light and smart beautification to enable the best selfie experience. Also included is FotoMagic™, a collection of technologies such as High-Dynamic Range (HDR), local tone mapping, and automatic red-eye correction.

•
DigitalAperture™ enables D-SLR like capabilities in a mobile camera form factor, and addresses problems such as low light, limited aperture optics and slow speed auto-focus. We offer electronic image and video stabilization, extended depth of field, depth sensing and zoom solutions using single, dual or multi camera approaches.

•
BioMetrics - we offer best-in-class biometrics grade face recognition and iris-based authentication solutions in a small mobile camera form factor. Our robust solution works in unconstrained environments both indoors and outdoors, to enable secure and seamless mobile transactions, personalization and secure area access. The solution also supports strong liveliness detection for anti-spoofing, and significant speed advantages when compared to competing products.

•
AutoSuite is a product that builds on our face detection, tracking and recognition technologies to enable solutions for Driver Monitoring Systems (DMS) and Advanced Driver Assistance Systems (ADAS). These solutions are enabled by cameras placed inside vehicle cabins. Within AutoSuite, we have also enabled face recognition as well as Iris Authentication for protection, personalization and enhanced user experience in automobiles.

•
IPU (Image Processing Unit) is our unique collection of IP Cores that enable ultra-low power, low memory size and bandwidth consumption when using FotoNation and third party imaging solutions. IPU is multi-use, feature rich and programmable. These cores are ideal for enabling intelligence on the edge where power, form factor, privacy and security are key factors.

Product Delivery
Traditionally, our audio technology has resided on an integrated circuit (IC) chip. We license a defined limited set of rights to incorporate our technology into these IC chips, and the IC manufacturers sell these DTS‑enabled chips to our consumer electronics products manufacturer licensees. As such, maintaining a large customer footprint with the IC manufacturers is critical to drive growth in the deployment of our technology solutions.
Over the past several years, we have been working closely with the world’s leading IC manufacturers to enable support for our audio technologies on the new programmable architectures that fuel innovation and flexibility in today’s consumer electronics products. Our partners specialize in key vertical markets and work closely with us to enable our latest technologies for these programmable parts. Together we offer these solutions to DTS licensees. Recently, DTS has gone a step further to develop both decoder and audio processing solutions for ARM‑based processors, allowing our partners to quickly integrate DTS technology into their ARM‑based processors targeted at popular, high‑level operating systems such as Android and iOS, potentially saving our customers months of porting effort and providing faster time‑to‑market solutions.
We have devoted significant time and resources to develop a broad range of solutions with key partners in certain markets, including Amlogic, Analog Devices, Cadence, Intel, Marvell, Mediatek, Mstar, NXP, Qualcomm, Realtek, Sigma Designs, Texas Instruments, and others.
Our imaging business combines proprietary hardware design with software development to offer advantages in both processing speed and lower power, providing distinctive features to smartphones, drones, activity cameras and other battery-powered devices. We license our hardware designs to customers who, in turn, typically embed the hardware as modules within a larger chip. Our software typically runs on a microprocessor with capabilities that are augmented by our hardware within a customer’s system.

Image processing integrates several advanced engineering and scientific disciplines, and the resulting products are of interest in a broad variety of application domains, ranging from cellphones to automotive, biometrics, photography, drones, activity cameras, robotics and others. As such, we continue our ongoing development of strong technical and business relationships with both current and prospective customers across these diverse industries. Those customer relationships provide not only a source of ongoing and growing revenue but also insights into industry trends that help us build desirable products.

Customers

We have licensed our audio technologies and trademarks to substantially all of the major consumer electronics product manufacturers worldwide. These customers include Fujitsu Ten, Harman, Huawei, LG, Microsoft, Panasonic, Samsung, Sony, and many others.

Our imaging technologies and products have been licensed to major consumer electronics manufacturers worldwide. Some of these include Huawei, LG, Oppo, Samsung,, Socionext, ZTE and many others.
Research & Development

As demonstrated by our portfolio of industry‑recognized, advanced and widely-deployed technologies, we have a long track record of innovating in the fields of audio and imaging. Our audio business was founded more than 20 years ago on the basis of developing a unique audio solution for cinemas. Today, through a collection of world-class talent and strong research and development capabilities, we continue to focus on providing unique, cost effective and differentiated audio solutions for an ever larger universe of addressable markets.

Our imaging business was founded 20 years ago with the idea of connecting digital imaging devices to other computing platforms and enhancing the imaging experience for consumers. Starting with imaging research and advanced algorithm development, FotoNation pioneered a hybrid hardware-software delivery mechanism that has enabled the industry's foremost low-power, high performance imaging capabilities on hand-held and edge devices. We have ongoing investment in world-class R&D supported by strong relationships with key OEMs and platform providers in consumer electronics.
As of December 31, 2016, Product Licensing employed 398 engineers and technologists. Research and development and other related costs were approximately $16.1 million, $9.4 million and $9.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. These costs include FotoNation research and development costs for the three years, as well as DTS research and development costs since the acquisition date of December 1, 2016.
Intellectual Property Portfolio

As of December 31, 2016, our subsidiaries comprising the Product Licensing segment owned approximately 810 United States patents and patent applications, as well as approximately 1,357 foreign patents and patent applications. The last to expire of those issued patents expires in 2035.

Strategy

Our audio business strategy has been focused on the following key drivers:

•	Developing and bringing to market a strong pipeline of innovative technology solutions

•	Driving the proliferation of DTS encoded content

•	Investing in and broadening the OEM and IC footprints that support DTS technologies

•	Identifying and targeting large market opportunities to enable unit growth

These strategic value drivers promote successful DTS market initiatives by increasing ASPs, broadening the universe of licensable products, and driving margin expansion.

DTS remains dedicated to becoming the leading audio solutions provider In-the-Home, On-the-Go (Mobile/PC) and In-the-Car.

The Home market consists of TVs, Blu-ray stand-alone players, AVRs, soundbars, wireless speakers, game consoles and set-top-boxes. The strategic drivers for the home category are as follows:

•	Next generation Post-Processing height and surround sound virtualization (Immersion)

•	Play-Fi embedded device and wireless speaker and soundbar penetration (Connectivity)

•	DTS:X expansion from AVRs and soundbars to source devices - TVs and OTT/STB (Immersion)

The Mobile market consists of smartphones, tablets, PCs and gaming headsets. The strategic drivers for DTS’s mobile business are as follows:

•	High end-Low end device strategy (Connectivity & Personalization)

•	PC Gaming/Interactive & new business growth through apps (Immersion & Personalization)

•	Play-Fi as a differentiator (Connectivity)

The Automotive market consists of OEM and After-Market head units containing HD Radio technology, DVD Player-enabled decoding and neural surround post processing. The strategic drivers for the automotive market are as follows:

•	HD Radio technology in North America (Connectivity)

•	Global Hybrid Radio (Connectivity & Personalization)

•	Audio Compression (Codec) and Post-Processing (Immersion & Personalization)

In our imaging business, ever since the early days of digital imaging and the development of red eye detection and correction, the world’s first form of computational imaging, we have understood that computer vision and computational imaging requires a strong statistical testing framework with many images accompanied by ground truth data. Over time we have built a framework that allows for our algorithms to be widely tested on real life scenarios and images. Currently we have around 20 million images with associated ground truth data in our image database, allowing us to develop and test statistically relevant computational imaging algorithms. Our strong interdisciplinary teams (optics, sensor, image signal processing, computer vision and computational photography) and our design approach, which includes an understanding of the complete imaging sub-system from optics to storage and transfer, enables us to stay on the leading edge of imaging science and continuously innovate. Our hybrid architecture, which blends software with hardware acceleration, provides strong differentiation in a competitive marketplace.

Competition

The DTS audio business faces strong competition in the consumer electronics market. DTS’s primary competitor is Dolby Laboratories, which develops and markets, among other things, high‑definition audio products and services. Dolby’s long‑standing market position, brand, business relationships, resources and inclusion in various industry standards provide it with a strong competitive position.
In addition to Dolby, we compete in specific product markets with companies such as Fraunhofer IIS and various other consumer electronics product manufacturers. Many of these competitors have a wide variety of strengths that afford them competitive advantages, such as longer operating histories, greater resources, greater name recognition, or the ability to offer their technologies for a lower price or for free. We have historically competed effectively against these competitors due in part to our ability to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards and our industry relationships.
In the digital radio automotive infotainment segment the DTS HD Radio solution faces competition from subscription based digital service providers such as Sirius/XM, Pandora, Gracenote, and other digital audio and data service providers.

The FotoNation image processing technologies broadly compete with other image processing software vendors such as ArcSoft, Inc. as well as internal engineering and design groups of our customers that seek to provide similar technologies by employing different approaches. Over time, we expect to see other competing technologies emerge.

Semiconductor and IP Licensing Segment

Tessera, Inc.'s research and development led to significant innovations in semiconductor packaging technology. Semiconductor packaging creates the mechanical and electrical connection between semiconductor chips and systems such as computers and communication equipment, often via connection to printed circuit boards. We patented these innovations, often referred to as chip-scale packaging, which were widely adopted in the electronics industry. The wave of adoption was initially led by Intel Corporation, and over time, many semiconductor companies and outsourced assembly and test companies adopted the technology and entered into license agreements with Tessera, Inc.

Invensas Corporation develops next generation semiconductor packaging and interconnect technologies for memory, mobile, computing and automotive applications. For these applications, Invensas innovates in three primary areas: (i) DRAM and Flash memory, (ii) mobile semiconductor devices, and (iii) three dimensional integrated circuit (3D-IC) assemblies. Invensas engineering teams develop and prototype these technologies in advanced assembly and test laboratories, as well as performing full product reliability testing and acceptance testing. By building collaborative partnerships with world-class manufacturing companies and high-volume equipment and materials suppliers, Invensas then licenses these technology solutions to original equipment manufacturers ("OEMs"), original design manufacturers ("ODMs"), integrated device manufacturers ("IDMs"), fabless device suppliers, foundries and outsourced assembly and test (OSATs) providers, and supports the technology transfer at customer-designated sites.

Within each of these three areas of innovation (memory, mobile, and 3D-IC), Invensas has created specific product solutions that address critical needs in the market. For example, Invensas innovates in the 3D-IC space. 3D-IC, which includes Through-Silicon Vias, is widely expected to be the next major inflection in semiconductor packaging and is applicable to multiple markets, including networking, data storage, computing and mobility. In August of 2015, we augmented our 3D-IC portfolio with the acquisition of Ziptronix, Inc., a leading developer of emerging low temperature wafer bonding technologies, which are targeted at the image sensor, DRAM, MEMS, RF and 2.5D logic markets. BVA (Bond Via Array), one of the Invensas mobile packaging solutions, addresses the need for small form factor, high bandwidth, low power and low cost in mobile devices, and Invensas with its partners is working to demonstrate the benefits of this technology for system-in-package applications.

Customers

Our semiconductor packaging and other technologies have been licensed to more than 100 companies. These customers include SK hynix, Samsung and Micron, among others.
Research & Development
As demonstrated by our industry‑recognized, advanced and widely-deployed technologies, we have a long history of developing, licensing and delivering innovative semiconductor packaging and interconnect solutions. Many of our longstanding innovations have enabled core function and performance gains in semiconductor solutions over the years.
As we have grown, we continue to develop new technologies internally as well as seeking to acquire best-in-class technologies from outside sources. Taken together with a strong team of talented and deeply experienced research and development engineers, this base of technology and our constant efforts to innovate new, industry leading solutions, provides a strong foundation for the development of new and unique semiconductor packaging and interconnect solutions going forward.
As of December 31, 2016, the Intellectual Property segment employed 42 engineers and technologists devoted to semiconductor packaging and other semiconductor technologies. Research and development and other related costs for the Semiconductor and Intellectual Property segment were approximately $28.6 million, $22.7 million and $19.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Intellectual Property Portfolio
As of December 31, 2016, our subsidiaries comprising the Semiconductor and IP Licensing segment owned approximately 1,902 United States patents and patent applications, as well as approximately 1,490 foreign patents and patent applications. The last to expire of those issued patents expires in 2035.

We evaluate the purchase of patents in the field of semiconductor technologies and related areas. Our evaluation criteria for patent acquisitions include: the fit with our existing portfolios, the number and jurisdiction of patent assets, the profitability of the potential infringing products, our view of the prospects of the market for infringing products, legal criteria and our assessment of the likelihood of obtaining negotiated licenses. See Part I, Item 1A- Risk Factors.

Strategy

For our semiconductor business, we invest in the development of new advanced packaging and interconnect technologies to enable the next generation of mobile, consumer, and computing products. Leveraging our extensive design, simulation and prototyping capability, we partner with leaders throughout the semiconductor ecosystem to develop, demonstrate, optimize and commercialize our technologies. As a component of our commercialization effort, we transfer our technologies to customer-selected manufacturing sites, foundries and OSATs.

In addition, we have developed significant capabilities in the technical analysis of intellectual property and its embodiment in commercial products. We generally encourage customers to broaden their adoption of (and license to) our array of innovative technologies in conjunction with licensing patented technologies from us.

To increase the likelihood that our technologies are adopted, we lead with technology and then seek to negotiate reasonable royalties for our patented inventions. Successful negotiation of these royalties is generally dependent on:

•	Explaining the benefits of new technologies, including any size, power and performance benefits;

•	Explaining the value proposition over existing or alternative technologies;

•	Explaining the manufacturability of the technologies;

•	Countering bias against externally developed solutions; and

•	Providing technical and market data supporting the royalties we are seeking.

We expect our Intellectual Property revenue to primarily come from:

•	Continuing business with our existing licensees;

•	New licensees of our semiconductor technology; and

•	Partnering with patent holders or purchasing patent assets in fields beyond semiconductor packaging and then leveraging our core competencies in licensing to realize value from those assets.

Although we are engaged with and have licensed our technologies to many semiconductor companies, some of the companies that use our patented technologies have nonetheless chosen not to enter a license agreement with us. Consequently, we have necessarily developed significant abilities to plan, to execute, and sustain litigation activities. We view litigation as a tool to be used only when necessary and only when other business approaches have failed. Although we have reduced our litigation activities over the past several years, if we are unable to secure license agreements on favorable terms through negotiations, or if licensees do not comply with the terms of their licenses, we might have to file new litigation to enforce our rights. See Part 1, Item 3-Legal Proceedings. We believe that holding a significant cash and cash equivalents position is essential to maintaining the credibility of our litigation capabilities.

Competition

We compete with internal technology development groups at semiconductor manufacturers, assemblers, and electronic component and system manufacturers, who may create their own solutions that compete with technologies that we license. We also face a form of competition known as royalty stacking. Royalty stacking refers to situations in which a single product potentially infringes on many patents, and thus may bear multiple royalty burdens. Our customers’ willingness and ability to pay reasonable royalties is, in part, affected by the number of patents infringed by a particular customer product, the concentration of the holders of those patents, the customer’s cost of licensing those patents, and the profitability of the infringing product. We also compete with other firms in acquiring patent assets or partnering with owners of patent assets. The key competitive factors related to acquiring patent assets include financial resources and willingness to pay, experience in patent licensing, reputation as a licensor, litigation history, and licensing strategy for the subject portfolio.

Customer Concentration

Nearly all of our revenue is denominated in U.S. dollars. The following table sets forth revenue generated from customers comprising 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Samsung Electronics, Co. Ltd.	25%	19%	24%
Micron Technology, Inc.	17%	15%	*%
Amkor Technologies, Inc.	15%	14%	*%
SK hynix Inc.	12%	13%	11%
Powertech Technology Inc.	*%	*%	34%
*denotes less than 10% of total revenue.

A significant portion of our revenue is derived from customers headquartered outside of the U.S., principally in Asia, and we expect this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic regions of the headquarters of our customers and the percentage of revenue derived from each region for the periods indicated:

	Years Ended December 31,
	2016		2015		2014
U.S.	$99,594	38%	$98,428	36%	$39,448	14%
Korea	95,170	37	87,527	32	98,100	35
Taiwan	34,763	13	57,049	21	100,049	36
Other Asia	16,968	6	16,435	6	33,258	12
China	11,747	5	8,199	3	5,735	2
Europe and other	1,323	1	5,662	2	2,217	1
	$259,565	100%	$273,300	100%	$278,807	100%

See Note 16 -“Segment and Geographic Information” in the Notes to Consolidated Financial Statements for additional geographic information about our revenue and long-lived assets.

The international nature of our business exposes us to a number of risks, including, but not limited to:

•	laws and business practices favoring local companies;

•	increased tax rates and withholding tax obligations on license revenue in non-U.S. jurisdictions that we may not be able to offset fully against our U.S. tax obligations;

•	difficulties in enforcing U.S. judgments and orders against foreign persons and products made overseas; and

•	less effective protection of intellectual property than is afforded in the U.S. or other developed countries.

Available Information

Our Internet address is www.xperi.com where we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not incorporated into this or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Our revenue is concentrated in a limited number of customers and if we lose any of these customers, or these customers do not pay us, our revenues could decrease substantially.
We earn a significant amount of our revenue from a limited number of customers. For the year ended December 31, 2016, there were four customers that accounted for 10% or more of total revenue. We expect that a significant portion of our revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenue could decrease substantially. In addition, a significant portion of our recurring revenue is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. If we are unable to replace the revenue from an expiring license or at the end of structured payment terms of a settlement agreement with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
From time to time we enter into license agreements that have fixed expiration dates and if, upon expiration or termination, we are unable to renew or replace such license agreements on terms favorable to us, our results of operations could be harmed.
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements we need to renew or replace these agreements in order to maintain our revenue base. If we are unable to replace the revenue from an expiring license with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration.
Furthermore, we may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations. While we have expanded our licensable technology portfolio through internal development and patents purchased from third parties, there is no guarantee that these measures will lead to continued royalties. If we fail to continue to do business with our current licensees, our business would be materially adversely affected.
The success of our licensing business is dependent on the quality of our patent assets and our ability to create and implement new technologies or expand our licensable technology through acquisitions.
We derive a significant portion of our revenue from licenses and royalties including structured settlement payments. The success of our licensing business depends on our ability to continue to develop and acquire high quality patents. We devote significant resources to developing new technologies and to sourcing and acquiring patents to address the evolving needs of the semiconductor and the consumer and communication electronics industries and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patents is intense and there is no assurance that we can continue to acquire such patents on favorable terms. We may not be able to develop and market new or improved technologies in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times through 2035. We need to develop or acquire successful innovations and obtain revenue-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.
The success of the DTS acquisition will depend on our ability to realize the anticipated benefits from integrating the acquired business into our operations.
We may fail to realize the anticipated benefits from our integration of DTS on a timely basis, or at all, for a variety of reasons, including the following:

•
difficulties integrating DTS’s audio technologies with FotoNation’s imaging technologies in a manner that creates technical synergies or that yields new or improved product applications in our targeted markets;

•	failure to timely realize our projected cost savings or operating synergies as a result of the DTS acquisition;

•	costs and strain on our resources arising from the process of integrating the businesses;

•	difficulties integrating the operations and personnel of the acquired business into our operations, organization, and human resources programs, and the risk that we could lose key employees;

•	failure to accurately forecast the long-term value or profitability of DTS, including as a result of any failure by us to implement our business strategy for the DTS acquisition;

•	adverse pricing trends or inability to achieve economies of scale as a result of the DTS acquisition;

•
failure to maintain relationships with existing customers of the acquired business, including customers who may be unfamiliar with us or see themselves as being in conflict with our intellectual property business;

•	failure of the market to adopt new products or technologies that we develop as a result of the integration of DTS’s business into our existing business; and

•
inability to manage growth resulting from the DTS acquisition, including a failure to improve and expand our management systems and financial controls, a failure to expand, train and manage our employee base, or a failure to meet demand and quality standards required by our existing and potential customers and licensees.

Our failure to successfully integrate the acquired business and operations with our existing business and operations may delay or undermine our ability to execute on our business plan for the DTS acquisition, which would adversely affect our business and operations.
The DTS acquisition could expose us to liabilities and claims that we have not previously experienced, and DTS’s operations could be subject to litigation risks arising from our patent licensing and enforcement activities.
Our ownership of DTS could increase the risk that DTS becomes subject to claims of infringement of third-party intellectual property rights. We do not have prior experience in audio technologies in which third parties may hold a substantial body of patents and other intellectual property rights. Moreover, the risks of third-party infringement claims could be heightened by our need to engage in enforcement activities with respect to our existing patents, as our existing or potential licensees may seek to assert infringement claims against our DTS business in response to our enforcement activities relating to our existing patents. Competitors of DTS would not be subject to such heightened risk of third-party claims, and such claims could adversely affect the DTS business as well as impair our enforcement ability and licensing revenue.
The DTS acquisition could result in a decision by us to refocus on certain business operations. We may dispose of or discontinue product lines, technologies, assets or operations, whether existing or acquired, if they do not fit into our strategic vision or meet forecasted results.
We believe that DTS’s business includes operations that are complementary to both our FotoNation product and licensing operations and our semiconductor packaging, interconnect, and other patent licensing activities. However, our future efforts to rationalize our disparate business operations could result in a decision by us to refocus on certain business operations while disinvesting in others, including certain products, technologies, assets or operations acquired in the DTS acquisition or already existing prior to the DTS acquisition.  As our business strategy and product markets continue to evolve, we therefore may dispose, discontinue, or divest product lines or business divisions. Disposing of or discontinuing existing product lines or business divisions provides no assurance that our costs will be reduced or our operating results improved. Furthermore, the disposition or discontinuance of an existing product line or business division entails various risks, including the risk of not being able to obtain a purchaser, or, if obtained, the purchase price may be less than the net asset book value for the product line, or the value that our investors place on it as reflected in our stock price. Other risks include adversely affecting employee morale, and managing the expectations of, and maintaining good relations with, customers of our disposed or discontinued product lines or business divisions, which could prevent us from selling other products to them. We may also incur other significant liabilities and costs associated with our disposal or discontinuance of product lines or business divisions, including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. The effects of such actions may adversely impact our business operations and financial condition.
Our use of cash and substantial long-term borrowing to finance the DTS acquisition could limit future opportunities for our business, and could materially adversely affect our financial condition if we are unable to pay principal or interest on, or to refinance, such indebtedness.
The DTS acquisition was financed with existing cash balances and a newly-incurred, $600 million secured term loan. The combination of reduced cash balances and the incurrence of substantial long-term debt could limit our ability to make future acquisitions, investments and capital expenditures that may be necessary or desirable for the operation or expansion of our business.  Moreover, our ability to service the principal and interest payments on such indebtedness will depend on our continuing ability to generate requisite cash flow from our existing and acquired business operations.  The terms of the indebtedness include covenants that may limit our operating flexibility and create a risk of default if we are unable to meet financial ratios and other covenant requirements.  We may be unable to generate sufficient cash flow to make principal and interest payments, and in any event we may be required to refinance such indebtedness upon its maturity.  We may be unable to refinance such indebtedness on favorable terms or at all.  A default under, or inability to refinance, our indebtedness could substantially adversely affect the continuing financial viability of the Company, and could lead to insolvency, bankruptcy, and the reduction or elimination of stockholders’ equity.
We are currently involved in litigation and administrative proceedings involving some of our patents, and may be involved in other such actions in the future; any invalidation or limitation of the scope of our patents could significantly harm our business.
We are currently involved in litigation involving some of our patents, and may be involved in other such actions in the future. The parties in these legal actions often challenge the validity, scope, enforceability and/or ownership of our patents. In addition, in the past requests for reexamination or review have been filed in the U.S. Patent and Trademark Office ("PTO") with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office ("EPO"). During a reexamination or review proceeding and upon completion of the proceeding, the PTO or EPO may leave a patent in its present form, narrow the scope of the patent, or cancel or find unpatentable some or all of the claims of the patent. For example, the PTO has issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. From time to time we assert these patents and patent claims in litigation and administrative proceedings. If the PTO's adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in PTO reexaminations or review proceedings, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.
We cannot predict the outcome of any of these proceedings or the myriad procedural and substantive motions in these proceedings. If there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our patents, or if a court or an administrative body such as the PTO limits the scope of the claims of any of our patents or concludes that they are unpatentable, we could be prevented from enforcing or earning future revenue from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations and cash flows, as well as the trading price of our common stock.
Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and diverts our management's time and attention away from our other business operations, which could significantly harm our business. Our enforcement proceedings have historically been protracted and complex. The time to resolution and complexity of our litigation, its disproportionate importance to our business compared to other companies, the propensity for delay in civil litigation, and the potential that we may lose particular motions as well as the overall litigation could all cause significant volatility in our stock price and have a material adverse effect on our business and consolidated financial position, results of operations, and cash flows.
The timing of payments under our license and settlement agreements may cause fluctuations in our quarterly or annual results of operations.
From time to time we enter into license and settlement agreements that include pricing or payment terms that result in quarter-to-quarter or year-over-year fluctuations in our revenue, such as volume pricing adjustments. The effect of these terms may also cause our aggregate annual royalty revenue to grow less rapidly than annual growth in overall unit shipments in the applicable end market. Additionally, our customers may fail to pay, delay payment of or underpay what they owe to us under our license and settlement agreements, which may in turn require us to enforce our contractual rights through litigation, resulting in payment amounts and timing different than expected based on the terms of our license and settlement agreements. This also may cause our revenue and cash flows to fluctuate on a quarter-to-quarter or year-over-year basis.
We expect to continue to be involved in material legal proceedings in the future to enforce or protect our intellectual property and contract rights, including material litigation with existing licensees or strategic partners, which could harm our business.
From time to time, our efforts to obtain a reasonable royalty through our sales efforts do not result in the prospective customer agreeing to license our patents or our technology. In certain cases, we use litigation to defend our patent rights, to seek payment for past infringement, and to seek future royalties for the use of our patents and technology. For example, on May 23, 2016 we filed six legal proceedings against Broadcom Corporation and certain of its affiliates, customers and distributors, alleging infringement of certain of our patents. We also may litigate to enforce our other intellectual property rights, to enforce the terms of our license agreements, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, and to defend against claims of infringement or invalidity. Our current legal actions, as described in Part II, Item 1 - Legal Proceedings, are examples of disputes and litigation that impact our business. If we are not able to reach agreement with customers or potential customers we may be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.
These existing and any future legal actions may harm our business. For example, legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our technologies and intellectual property by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenue. Moreover, the timing and results of any of our legal proceedings are not predictable and may vary in any individual proceeding.
From time to time we identify products that we believe infringe our patents. We seek to license the companies that design, make, use, import, or sell those products but sometimes those companies are unwilling to enter into a license agreement. In those circumstances, we may elect to enforce our patent rights against those products. Litigation stemming from these or other disputes could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and may significantly reduce our profits.
In addition, from time to time our customers with existing license agreements dispute their obligations under such agreements, or we may dispute their reporting of royalties due under such agreements. In the past, licensees have threatened to initiate litigation against us regarding our licensing royalty rate practices including our adherence to licensing on fair, reasonable, and non-discriminatory terms and potential antitrust claims.
The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. These costs may be materially higher than expected, which could adversely affect our operating results and lead to volatility in the price of our common stock. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations and cash flows.

Even if we prevail in our legal actions, significant contingencies may exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon, and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties or damages could become insolvent or decide to alter their business activities or corporate structure, which could affect our ability to collect royalties or damages from, or enforce a judgment against, such parties.
Recent and proposed changes to U.S. patent laws, rules, and regulations may adversely impact our business.
Our business relies in part on the uniform and historically consistent application of U.S. patent laws, rules, and regulations. There have been numerous recent administrative, legislative, and judicial changes and proposed changes to patent laws and rules that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, we expect that the U.S. Congress may consider bills relating to patent law that could adversely impact our business depending on the scope of any bills that may ultimately be enacted into law. As another example, the U.S. Supreme Court and lower courts have in recent years issued decisions that are not favorable to patent owners. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection, or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement of our patent rights, and could have a deleterious effect on our ability to license our patents and, therefore, on the royalties we can collect.
Some of our license agreements may convert to fully paid-up licenses at the expiration of their terms, or upon certain milestones, and we may not receive royalties after that time.
From time to time we enter into license agreements that automatically convert to fully paid-up licenses upon expiration or upon reaching certain milestones. We may not receive further royalties from licensees for any licensed technology under those agreements if they convert to fully paid-up licenses because such licensees will be entitled to continue using some, if not all, of the relevant intellectual property or technology under the terms of the license agreements without further payment, even if relevant patents or technologies are still in effect. If we cannot find another source of revenue to replace the revenue from these license agreements converting to fully paid-up licenses, our results of operations following such conversion would be materially adversely affected.
A significant amount of our royalty revenue comes from a few end markets and products, and our business could be harmed if demand for these market segments or products declines.
A significant portion of our royalty revenue comes from the manufacture and sale of packaged semiconductor chips for DRAM, application-specific standard product semiconductors, application-specific integrated circuits, and memory. In addition, we derive substantial revenue from the incorporation of our technology into mobile devices, consumer products and computer hardware. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalty revenue may be reduced significantly and our business would be harmed.

The long-term success of our business is dependent on a royalty-based business model, which is inherently risky.
The long-term success of our business is dependent on future royalties paid to us by licensees. Royalty payments under our licenses may be based, among other things, upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology, a percent of net sales, a rate per package, a per unit sold basis or a fixed quarterly amount. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees' compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•
the rate of adoption and incorporation of our technology by semiconductor manufacturers, assemblers, manufacturers of consumer and communication electronics, and the automotive and surveillance industry;

•	the willingness and ability of materials and equipment suppliers to produce materials and equipment that support our licensed technology, in a quantity sufficient to enable volume manufacturing;

•	the ability of our licensees to purchase such materials and equipment on a cost-effective and timely basis;

•	the length of the design cycle and the ability of us and our customers to successfully integrate certain of our FotoNation technologies into their integrated circuits;

•	the demand for products incorporating semiconductors that use our licensed technology;

•	the cyclicality of supply and demand for products using our licensed technology;

•	the impact of economic downturns; and

•	the timing of receipt of royalty reports may not meet our revenue recognition criteria resulting in fluctuation in our results of operations.
It is difficult for us to verify royalty amounts owed to us under our licensing agreements, and this may cause us to lose revenue.
The terms of our license agreements often require our licensees to document their use of our technology and report related data to us on a quarterly basis. Although our license terms generally give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and may not be cost justified based on our understanding of our licensees' businesses, especially given the international nature of our licensees. Our license compliance program audits certain licensees to review the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenue to which we are entitled under the terms of our license agreements, but we cannot give assurances that such audits will be effective to that end.
The markets for semiconductors and related products are highly concentrated, and we may have limited opportunities to license our technologies or sell our products.
The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating our technologies. Continued consolidation in the semiconductor industry may increase this concentration. Accordingly, we expect that licenses of our technologies and sales of our products will be concentrated with a limited number of customers for the foreseeable future. As we develop and acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results significantly depend on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers' sales and business results.

We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our revenue growth.
We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including advanced semiconductor packaging. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.
We may not be able to evolve our audio and imaging technologies, products, and services, or develop new technologies, products, and services, that are acceptable to our customers or the evolving markets, and our customers may use technologies offered at lower cost by others.
The markets for our audio and imaging technologies, products, and services are characterized by:

•	rapid technological change and product obsolescence;

•	new and improved product introductions;

•	changing consumer demands;

•	increasingly competitive product landscape; and

•	evolving industry standards.
Our future success in our consumer business depends upon our ability to enhance our existing technologies, products, and services and to develop enhanced and acceptable new technologies, products, and services on a timely basis. The development of enhanced and new audio and imaging technologies, products, and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to accurately identify, develop, market, or support new or enhanced technologies, products, or services on a timely basis, if at all. Furthermore, our new imaging and audio technologies, products, and services may never gain market acceptance, and we may not be able to respond effectively to evolving consumer demands, technological changes, product announcements by competitors, or emerging industry standards. Any failure to respond to these changes or concerns would likely prevent our imaging and audio technologies, products, and services from gaining market acceptance or maintaining market share and could lead to our imaging and audio technologies, products, and services becoming obsolete.
Furthermore, the decision by a party dominant in the entertainment value chain to provide audio technology at very low or no cost could cause our customers, licensees and other manufacturers not to utilize our audio technologies or services in the future. Our customers may choose to use technologies that their own in-house audio engineering teams have developed, or in which they have an interest. Accordingly, our revenue could decline if our customers and licensees choose not to incorporate our audio technologies in their products, or if they sell fewer products incorporating our audio technologies.

Competing technologies may harm our business.
We expect that our technologies will continue to compete with technologies of internal design groups at semiconductor manufacturers, assemblers, electronic component and system manufacturers. The internal design groups of these companies create their own packaging and imaging solutions. If these internal design groups design around our patents or introduce unique solutions superior to our technology, they may not need to license our technology. These groups may design technology that is less expensive to implement or that enables products with higher performance or additional features. Many of these groups have substantially greater resources, greater financial strength and lower cost structures which may allow them to undercut our price. They also have the inherent advantage of access to internal corporate strategies, technology roadmaps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly.
DTS audio technologies compete with other providers of audio products and services, with Dolby Laboratories as the primary competitor in high-definition audio processing. Dolby Laboratories enjoys certain competitive advantages in selling its digital multi-channel audio technology, having introduced such technology before we did, and having achieved mandatory standard status in product categories that we have not, including terrestrial digital TV broadcasts in the United States.
For our embedded image processing technologies such as Face Detection and our other FaceTools products, our offerings compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of our customers providing similar technologies by employing different approaches.
In the future, our licensed technologies may also compete with other technologies that emerge. These technologies may be less expensive and provide higher or additional performance. Companies with these competing technologies may also have greater resources. Technological change could render our technologies obsolete, and new, competitive technologies could emerge that achieve broad adoption and adversely affect the use of our technologies and intellectual property.
If we do not successfully further develop and commercialize the technologies we acquire, or cultivate strategic relationships that expand our licensable portfolio, our competitive position could be harmed and our operating results adversely affected.
We also attempt to expand our licensable technology portfolio and technical expertise by further developing and acquiring new technologies or developing strategic relationships with others. These strategic relationships may include the right for us to sublicense technology and intellectual property to others. However, we may not be able to acquire or obtain rights to licensable technology and intellectual property in a timely manner or upon commercially reasonable terms. Even if we do acquire such rights, some of the technologies we invest in may be commercially unproven and may not be adopted or accepted by the industry. Moreover, our research and development efforts, and acquisitions and strategic relationships, may be futile if we do not accurately predict the future needs of the semiconductor, consumer and communication electronics, and consumer imaging and audio processing industries. Our failure to acquire new technologies that are commercially viable in the semiconductor, consumer and communication electronics, and consumer imaging and audio processing industries could significantly harm our business, financial position, results of operations and cash flows.
The way we integrate internally developed and acquired technologies into our products and licensing programs may not be accepted by customers.
We have devoted, and expect to continue to devote, considerable time and resources to developing, acquiring and integrating new and existing technologies into our products and licensing programs. However, if customers do not accept the way we have integrated our technologies, they may adopt competing solutions. In addition, as we introduce new products or licensing programs, we cannot predict with certainty if and when our customers will transition to those new products or licensing programs. Moreover, with respect to certain of our imaging technologies, even after we have signed a license agreement with a customer, we will often not see significant revenue from that customer until after such technologies have been successfully designed into the customer's integrated circuits, which can take 18 months or longer. If customers fail to accept new or upgraded products or licensing programs incorporating our technologies, our financial position, results of operations and cash flows could be adversely impacted.
If we fail to protect and enforce our intellectual property rights, contract rights, and our confidential information, our business will suffer.
We rely primarily on a combination of license, development and nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright laws, to protect our technology and intellectual property. If we fail to protect our technology, intellectual property, or contract rights, our licensees and others may seek to use our technology and intellectual property without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on our ability to secure intellectual property rights in a timely manner, our ability to convince third parties of the applicability of our intellectual property rights to their products, and our ability to enforce our intellectual property rights.
In certain instances, we attempt to obtain patent protection for portions of our technology, and our license agreements typically include both issued patents and pending patent applications. If we fail to obtain patents in a timely manner or if the patents issued to us do not cover all of the inventions disclosed in our patent applications, others could use portions of our technology and intellectual property without the payment of license fees and royalties. For example, our business may suffer if we are unable to obtain patent protection in a timely manner from the PTO due to processing delays resulting from examiner turnover and a continuing backlog of patent applications.
We also rely on trade secret laws rather than patent laws to protect other portions of our proprietary technology. However, trade secrets can be difficult to protect. The misappropriation of our trade secrets or other proprietary information could seriously harm our business. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants, suppliers and customers. We cannot be certain that these contracts have not been and will not be breached, that we will be able to timely detect unauthorized use or transfer of our technology and intellectual property, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we fail to use adequate mechanisms to protect our technology and intellectual property, or if a court fails to enforce our intellectual property rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.
Further, the laws and enforcement regimes of certain countries do not protect our technology and intellectual property to the same extent as do the laws and enforcement regimes of the U.S. In certain jurisdictions we may be unable to protect our technology and intellectual property adequately against unauthorized use, which could adversely affect our business.
Our business may suffer if third parties assert that we violate their intellectual property rights.

Third parties may claim that either we or our customers are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and will divert management's attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products or services in the U.S. and abroad. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to perform its contractual obligations under the agreement. If we cannot or do not license the allegedly infringed intellectual property on reasonable terms, or need to substitute similar technology from another source, our business, financial position, results of operations and cash flows could suffer.
Our licensing cycle is lengthy and costly, and our marketing, legal and sales efforts may be unsuccessful.
We generally incur significant marketing, legal and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship, and/or for our customers to incorporate certain imaging technologies in their integrated circuits, can be 18 months or longer. As such, we may incur significant losses in any particular period before any associated revenue stream begins.
Our business incurs significant reverse engineering expenditures on products of potential licensees in order to prepare sales and marketing collateral. We employ intensive marketing and sales efforts to educate licensees, potential licensees and original equipment manufacturers about the benefits of our technologies. In addition, even if these companies adopt our technologies, they must devote significant resources to integrate fully our technologies into their operations. If our marketing and sales efforts are unsuccessful, then we may not be able to achieve widespread acceptance of our technology. In addition, ongoing litigation could impact our ability to gain new licensees which could have an adverse effect on our financial condition, results of operations and cash flows.
If our licensees delay, refuse to or are unable to make payments to us due to financial difficulties or otherwise, or shift their licensed products to other companies to lower their royalties to us, our operating results and cash flows could be adversely affected.
A number of companies in the semiconductor and consumer electronics industries face severe financial difficulties from time to time. As a result, there have been recent bankruptcies and restructuring of companies in these industries. Our licensees may face similar financial difficulties which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license or settlement agreements. Our licensees may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult, which could adversely impact our business, financial condition, results of operations and cash flows.

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, and the recording and release of such allowances may have a material impact on our results of operations and cause fluctuations in our stock price.
The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. As such, we determined that no valuation allowance is required on the majority of our U.S. federal deferred tax assets. In the future, we may release valuation allowance and recognize deferred state tax assets or deferred tax assets of other foreign subsidiaries depending on achieving profitability in relevant jurisdictions. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is still recorded. There can be no assurance that the Company will generate profits in future periods enabling it to fully realize its deferred tax. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Both the establishment of a valuation allowance and the reversal of a previously recorded valuation allowance may have a material impact on our quarterly financial results, which may lead to fluctuation in the value of our stock.
Failure by the semiconductor industry to adopt our technology for the next generation high performance DRAM chips, and in chips used in consumer electronics, would significantly harm our business.
To date, our technology has been used by several companies for high performance DRAM chips. For example, packaging using our technology is used for DDR3 and DDR4 DRAM and we currently have licensees who are paying royalties for DRAM chips in advanced packages.
DRAM manufacturers are also currently developing next-generation high performance DRAM chips to meet increasing speed and performance requirements of electronic products. We believe that these next-generation, high performance DRAM chips will require advanced technologies.
We anticipate that royalties from shipments of these next-generation, high performance DRAM chips using our technology may account for a significant percentage of our future revenue. If semiconductor manufacturers do not continue to use our technology for the next-generation of high performance DRAM chips and find viable alternative technologies for use with next-generation high performance DRAM chips, or if we do not receive royalties from the next-generation, high performance DRAM chips that use our technology, our future revenue could be adversely affected.
Our technology may be too expensive for certain next-generation high performance DRAM manufacturers, which could significantly reduce the adoption rate of our technology in next-generation high performance DRAM chips. Even if our technology is selected for at least some of these next-generation high performance DRAM chips, there could be delays in the introduction of products utilizing these chips that could materially affect the amount and timing of any royalty payments that we receive. Other factors that could affect adoption of our technology for next-generation high performance DRAM products include delays or shortages of materials and equipment and the availability of testing services.
Similarly, our audio licensing revenue from consumer electronics product manufacturers depends, in large part, upon the availability of ICs that implement our technologies. IC manufacturers incorporate our audio technologies into these ICs, which are then incorporated into consumer electronics products. We do not manufacture these ICs, but rather depend upon IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers' decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. If these IC manufacturers are unable or unwilling to implement our technologies into their ICs, production is delayed, or if they sell fewer ICs incorporating our technologies, our operating results could be adversely affected.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At December 31, 2016, we held approximately $65.6 million in cash and cash equivalents and $47.4 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
Our intellectual property business operates in a highly cyclical industry, which is subject to significant downturns.

The semiconductor industry in which our intellectual property business operates has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, declining economic conditions, maturing product and technology cycles, and excess inventories. This cyclicality could cause our operating results to decline from one period to the next. Our business depends, in part, upon the volume of production by our licensees, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Semiconductor manufacturers and package assembly companies generally sharply curtail their spending during industry downturns, and historically have lowered their spending more than the decline in their revenue. As a result, our financial results have been, and will continue to be, impacted by the cyclicality of the electronics industry. If we are unable to control our expenses adequately in response to lower revenue from our licensees and service customers in such downturns, our results of operations and cash flows will be materially and adversely impacted.

If we are unable to maintain a sufficient amount of content released in the DTS audio format, demand for the technologies, products, and services that we offer to consumer electronics product manufacturers may significantly decline, which would adversely impact our business and prospects.

We expect to derive a significant percentage of our revenue from the technologies, products, and services that we offer to manufacturers of consumer electronics products. We believe that demand for our audio technologies in growing markets for multi-channel and/or high resolution audio, including TVs, tablets, mobile phones, video game consoles, automobiles, and soundbars, will be based on the amount, quality, and popularity of content (such as movies, TV shows, music, and games) either released in the DTS audio format or capable of being coded and played in the DTS format. In particular, our ability to penetrate the growing markets in the network-connected space depends on the presence of streaming and downloadable content released in the DTS audio format. We generally do not have contracts that require providers of streaming and downloadable content to develop and release such content in a DTS audio format. Accordingly, our revenue could decline if these providers elect not to incorporate DTS audio into their content or if they sell less content that incorporates DTS audio.

In addition, we may not be successful in maintaining existing relationships or developing new relationships with other existing or new content providers. As a result, we cannot assure you that a sufficient amount of content will be released in a DTS audio format to ensure that manufacturers continue offering DTS decoders in the consumer electronics products that they sell.

Demand for DTS’s HD Radio technology may be insufficient to sustain projected growth.

Demand for and adoption of HD Radio technology may not be sufficient for us to continue to increase the number of licensees of our HD Radio system, which include IC manufacturers, manufacturers of broadcast transmission equipment, consumer electronics products manufacturers, component manufacturers, data service providers, manufacturers of specialized and test equipment and radio broadcasters.
Among other things, continuing and increased consumer acceptance of HD Radio technology will depend upon:

•	the number of radio stations broadcasting digitally using HD Radio technology;

•	the willingness of automobile manufacturers to include HD Radio receivers in their vehicles;

•	the willingness of manufacturers to incorporate HD Radio technology into their products;

•	the cost and availability of HD Radio enabled products; and

•	the marketing and pricing strategies that we employ and that are employed by our licensees and retailers.

If demand for HD Radio technology does not continue to increase as expected, we may not be able to increase our DTS revenue as projected.
DTS’s HD Radio technology may not remain competitive if we do not respond to changes in technology, standards and services that affect the radio broadcasting industry.

The radio broadcasting industry is subject to technological change, evolving industry standards, regulatory restrictions and the emergence of other media technologies and services. Our HD Radio technology may not gain market acceptance over these other technologies. Various other audio technologies and services that have been developed and introduced include:

•	internet streaming, cable-based audio programming and other digital audio broadcast formats;

•	satellite delivered digital audio radio services that offer numerous programming channels;

•	other digital radio competitors, such as Digital Radio Mondiale, or DAB; and

•	growth in use of portable devices for storage and playback of audio content.

Competition arising from these or other technologies or potential regulatory change may have an adverse effect on the radio broadcasting industry or on our company and our financial condition and results of operations.
If we are unable to further penetrate the streaming and downloadable content delivery markets and adapt our technologies for those markets, our revenue and ability to grow our DTS business could be adversely impacted.

Video and audio content has historically been purchased and consumed primarily via optical disc based media. However, the growth of the internet and network-connected device usage, along with the rapid advancement of online and mobile content delivery has resulted in download and streaming services becoming mainstream with consumers in various parts of the world. We expect the shift away from optical disc based media to streaming and downloadable content consumption to continue. If we fail to continue to penetrate the streaming and downloadable content delivery market, our audio business could suffer.

The services that provide content from the cloud are not generally governed by international or national standards and are thus free to choose any media format(s) to deliver their products and services. This freedom of choice on the part of online content providers could limit our ability to grow if such content providers do not incorporate our technologies into their services, which could affect demand for our technologies.

Furthermore, our inclusion in mobile and other network-connected devices may be less profitable for us than optical disc players. The online and mobile markets are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing. If we are unable to adequately and timely respond to the foregoing, our business and operating results could be adversely affected.

Changes in financial accounting or taxation standards, rules, practices or interpretations may cause adverse unexpected revenue and expense fluctuations which may impact our reported results of operations.
We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and subject to interpretation. Changes to taxation rules, changes to financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way in which we conduct business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 2 - “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and since May 2014 the FASB has issued amendments to this new guidance, which collectively provides guidance for revenue recognition. ASU 2014-09 is effective for the Company beginning January 1, 2018 and, at that time, we plan to adopt the new standard under the modified retrospective approach. Under the new standard, the current practice of many licensing companies of reporting revenue from per-unit royalty based agreements one quarter in arrears would no longer be accepted and instead companies will be expected to estimate royalty-based revenue. This guidance will significantly impact our revenue recognition. First, we will no longer be allowed to follow our current practice of recording per unit license revenue on a quarter lag basis, a practice precipitated by the lack of reliable estimates for such revenue. Second, we may be required to record all or a significant majority of revenue under our fixed fee and minimum guarantee license agreements when such agreements are entered into rather than recording them over time as is our typical practice today. While the changes in revenue recognition do not impact our cash flows, the impact on our Statement of Operations under the new accounting standard may impact how investors perceive our business which could materially impact the value of our common stock.
The international nature of our business exposes us to financial and regulatory risks that may have a negative impact on our consolidated financial position, results of operations and cash flows, and we may have difficulty protecting our intellectual property in some foreign countries.
We derive a significant portion of our revenue from licensees headquartered outside of the U.S. We also have operations outside of the U.S., including our research and development facilities in Ireland, Romania and the United Kingdom, to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

•	changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment;

•	regulatory requirements and prohibitions that differ between jurisdictions;

•	laws and business practices favoring local companies;

•
withholding tax obligations on license revenue that we may not be able to offset fully against our U.S. tax obligations, including the further risk that foreign tax authorities may re-characterize license fees or increase tax rates, which could result in increased tax withholdings and penalties;

•	security concerns, including crime, political instability, terrorist activity, armed conflict and civil or military unrest;

•	differing employment practices, labor issues and business and cultural factors;

•	less effective protection of intellectual property than is afforded to us in the U.S. or other developed countries; and

•	limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers.
Our intellectual property is also used in a large number of foreign countries. There are many countries in which we currently have no issued patents. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. We expect this to become a greater problem for us as our licensees increase their manufacturing and sales in countries which provide less protection for intellectual property. Our inability to enforce our intellectual property rights in some countries may harm our business, financial position, results of operations and cash flows.
Our business and operating results may be harmed if we are unable to manage growth in our business, if we undertake any further restructuring activities or if we dispose of a business division or dispose of or discontinue any product lines.

We have in the past expanded our operations, domestically and internationally, and may continue to do so through both internal growth and acquisitions. For example, in 2012, we acquired manufacturing capabilities in Zhuhai, China and commenced building out a manufacturing facility in Hsinchu, Taiwan, and we subsequently closed the Zhuhai, China facility in 2013 and ceased operations in our Taiwan facility in 2014. In December 2016, we acquired DTS, resulting in our headcount more than doubling year over year. If our growth continues, it may place a significant strain on our management team and on our operational and financial systems, procedures, and controls. Our future success will depend, in part, upon the ability of our management team to manage any growth effectively, requiring our management to:

•	recruit, hire, and train additional personnel;

•	implement and improve our operational and financial systems, procedures, and controls;

•	maintain our cost structure at an appropriate level based on the revenue and cash we forecast and generate;

•	manage multiple concurrent development projects; and

•	manage operations in multiple time zones with different cultures and languages.
If we are unable to effectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed. Moreover, if our acquisitions or other growth initiatives do not prove to be profitable, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line, as we have done in previous years. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work, and may result in significant liabilities and costs as described earlier.
Disputes regarding our intellectual property may require us to indemnify certain licensees, the cost of which could adversely affect our business operations and financial condition.
While we generally do not indemnify our licensees, some of our license agreements in our image enhancement and audio processing business provide limited indemnities for certain actions brought by third parties against our licensees, and some require us to provide technical support and information to a licensee that is involved in litigation for using our technology. Our indemnity and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee's development, marketing and sales of licensed image enhancement products could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on our business operations, consolidated financial position, results of operations and cash flows.
If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, we may not be able to execute our business strategy effectively.

Our success depends, in large part, on the continued contributions of our key management, engineering, sales, marketing, intellectual property, legal and finance personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key-person life insurance covering our key personnel or have restrictions on their post-employment ability to solicit our employees, contractors or customers if key personnel voluntarily terminate their employment. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Our future success will depend to a significant extent on the ability of these executives to effectively drive execution of our business strategy, and on the ability of our management team to work together effectively.
Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing, legal and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified senior employees can be intense. We have also experienced difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our growth and expansion. Further, we must train our new personnel, especially our technical support personnel, to respond to and support our licensees and customers. If we fail to do this, it could lead to dissatisfaction among our licensees or customers, which could slow our growth or result in a loss of business.
Our business operations could suffer in the event of information technology system failures or security breaches.
Despite system redundancy and the implementation of security measures within our internal and external information technology and networking systems, our information technology systems may be subject to security breaches, damages from computer viruses, natural disasters, terrorism, and telecommunication failures. Any system failure or security breach could cause interruptions in our operations in addition to the possibility of losing proprietary information and trade secrets. To the extent that any disruption or security breach results in inappropriate disclosure of our confidential information, we may incur liability or additional costs to remedy the damages caused by these disruptions or security breaches.
Decreased effectiveness of share-based compensation could adversely affect our ability to attract and retain employees.
We have historically used stock options, restricted stock grants and other forms of stock-based compensation as key components of employee compensation in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. We incur significant compensation costs associated with our stock-based compensation programs. Failure to obtain stockholder approval of equity compensation plans or changes to the plans could make it harder or more expensive for us to grant stock-based compensation to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could have a materially adverse impact on our business.
Failure to comply with environmental regulations could harm our business.
We use hazardous substances in the manufacturing and testing of prototype products and in the development of technologies in our research and development laboratories. We are subject to a variety of local, state and federal regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. Our past, present or future failure to comply with environmental regulations could result in the imposition of substantial fines, suspension of production, and alteration of our manufacturing processes or cessation of operations. Compliance with such regulations could require us to acquire expensive remediation equipment or to incur other substantial expenses. Any failure to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject us to significant liabilities, including joint and several liabilities under certain statutes. The imposition of such liabilities could significantly harm our business, financial position, results of operations and cash flows.
Our effective tax rate depends on our ability to secure the tax benefits of our international corporate structure, on the application of the tax laws of various jurisdictions and on how we operate our business.

Our international corporate structure and intercompany arrangements, including the manner in which we market, develop, use and license our intellectual property, fund our operations and structure transactions with our international subsidiaries, may result in the increase or reduction of our worldwide effective tax rate. Such international corporate structure and intercompany arrangements are subject to examination by the tax authorities of the jurisdictions in which we operate, including the United States. The application of the tax laws of these jurisdictions to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Moreover, such tax laws are subject to change. Tax authorities may disagree with our intercompany transfer pricing arrangements, including our transfer of intangibles, or determine that the manner in which we operate our business does not achieve the intended tax consequences. Additionally, future changes in the tax laws (such as proposed legislation to reform U.S. taxation of international business activities) may have an adverse effect on our international corporate structure and operations. The result of an adverse determination of any of the above items could increase our worldwide effective tax rate and harm our financial position and results of operations.
We have business operations located in places that are subject to natural disasters.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our corporate headquarters are located in the San Francisco Bay Area and we have engineering activities in several locations throughout California, which in the past have experienced severe earthquakes. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
We have made and may continue to make or to pursue acquisitions which could divert management's attention, cause ownership dilution to our stockholders, or be difficult to integrate, which may adversely affect our financial results.
We have made several acquisitions, and it is our current plan to continue to acquire companies, assets, patents and technologies that we believe are strategic to our future business. For example, in the third quarter of 2015, we acquired Ziptronix, Inc. for approximately $39 million. Further, in the fourth quarter of 2016, we acquired DTS, Inc., for approximately $955 million. Investigating businesses, assets, patents or technologies and integrating newly acquired businesses, assets, patents or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities divert our management's attention from other business concerns. In addition, we might lose key employees while integrating new organizations or operations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business.
Our plans to integrate and expand upon research and development programs and technologies obtained through acquisitions may result in products or technologies that are not adopted by the market. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired businesses, assets, products or technologies, and might not achieve anticipated revenue and cost benefits.
There are numerous risks associated with our acquisitions of businesses, technologies and patents.
We have made a number of acquisitions of businesses, technologies and patents in recent years. These acquisitions are subject to a number of risks, including but not limited to the following:

•
these acquisitions could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. As a result, these acquisitions could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred. We may also be required to recognize impairment charges of acquired assets or goodwill, and if we decide to restructure acquired businesses, we may incur other restructuring charges;

•
the purchase price for each acquisition is determined based on significant judgment on factors such as projected cash flow, quality and availability of the business, technology or patent. In addition, if other companies have similar interests in the same business, technology or patent, our ability to negotiate these acquisitions at favorable terms may be limited and the purchase price may be artificially inflated;

•
following completion of these acquisitions, we may uncover additional liabilities, patent validity, infringement or enforcement issues or unforeseen expenses not discovered during our diligence process;

•
any such additional liabilities, patent validity, infringement or enforcement issues or expenses could result in significant unanticipated costs not originally estimated, such as impairment charges of acquired assets and goodwill, and may harm our financial results;

•
the integration of technologies, patent assets and personnel, if any, will be a time consuming and expensive process that may disrupt our operations if it is not completed in a timely and efficient manner. If our integration efforts are not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged. In addition, we may not achieve anticipated synergies or other benefits from any of these acquisitions;

•
we have incurred substantial direct transaction and integration costs as a result of past acquisitions. In future acquisitions, the total direct transaction costs and the costs of integration may exceed our expectations;

•
sales by the acquired businesses may be subject to different accounting treatment than our existing businesses, especially related to the recognition of revenue. This may lead to the loss or deferral of revenue under current and emerging accounting standards;

•
there may be a significant time lag between acquiring patent assets and recognizing revenue from those patent assets. During that time lag, material costs are likely to be incurred in preparing licensing or litigation efforts that would have a negative effect on our results of operations, cash flows and financial position;

•	we may require external financing that is dilutive or presents risks of debt; and

•
we are required to estimate and record fair values of contingent assets, liabilities, deferred tax assets and liabilities at the time of an acquisition. Even though these estimates are based on management's best judgment, the actual results may differ. Under the current accounting guidance, differences between actual results and management's estimate could cause our operating results to fluctuate or could adversely affect our results of operations.

If our amortizable intangible assets (such as acquired patents) become impaired, we may be required to record a significant charge to earnings.
In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions such as the acquisitions of Ziptronix, Inc. in the third quarter of 2015, and DTS, Inc. in the fourth quarter of 2016. We believe these strategic relationships and acquisitions will enhance the competitiveness and size of our current businesses and provide diversification into markets and technologies that complement our current businesses. Future acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives. We review our amortizable intangible assets (such as our patent portfolio) for impairment when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life is shorter than originally estimated. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position, or results of operations.
Current and future governmental and industry standards may significantly limit our business opportunities.
Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. If standards are re-examined or a new standard is developed in which we are not included, our revenue growth in that area of our business could be significantly lower than expected.
As new technologies and entertainment media emerge, new standards relating to these technologies or media may develop. New standards may also emerge in existing markets that are currently characterized by competing formats, such as the market for PCs. We may not be successful in our efforts to include our technology in any such standards.
Changes in or failure to comply with FCC requirements could adversely impact our HD Radio revenue.
In October 2002, the Federal Communications Commission, or the FCC, selected DTS’s “In-Band, On-Channel (“IBOC”) technology, also known as “HD Radio technology,” as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. In the United States, the FCC regulates the broadcast radio industry, interprets laws enacted by Congress and establishes and enforces regulations governing radio broadcasting. It is unclear what rules and regulations the FCC may adopt regarding digital audio broadcasting and what effect, if any, such rules and regulations will have on our DTS business, the operations of stations using our HD Radio technology or consumer electronics manufacturers. Any additional rules and regulations imposed on digital audio broadcasting could adversely impact the attractiveness of HD Radio technology and negatively impact our business. Also, non-compliance by us, or by radio stations offering HD Radio broadcasts, with any FCC requirements or conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

Our licensing of industry standard technologies can be subject to limitations that could adversely affect our business and prospects.

When a standards-setting body adopts our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable and non-discriminatory basis, which we believe means that we treat similarly situated licensees similarly. In these situations, we may be required to limit the royalty rates we charge for these technologies, which could adversely affect our business. Furthermore, we may have limited control over whom we license such technologies to, and may be unable to restrict many terms of the license. From time to time, we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could harm our reputation and otherwise materially and adversely affect our business, operating results and prospects.

Our financial and operating results may vary, which may cause the price of our common stock to decline.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, one should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our strategic objectives include those listed in this “Risk Factors" section of this report and the following:

•	the timing of, and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	fluctuations in our royalties caused by the pricing terms of certain of our license agreements;

•	the amount of our product and service revenue;

•	changes in the level of our operating expenses;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	our ability to protect or enforce our intellectual property rights or the terms of our agreements;

•	legal proceedings affecting our patents, patent applications or license agreements;

•	the timing of the introduction by others of competing technologies;

•	changes in demand for semiconductor chips in the specific end markets in which we concentrate;

•	changes in demand for camera-enabled devices including cell phones, security systems and personal computers;

•	the timing of the conclusion of license agreements;

•	the length of time it takes to establish new licensing arrangements;

•	meeting the requirements for revenue recognition under generally accepted accounting principles;

•	changes in generally accepted accounting principles including new accounting standards which may materially affect our revenue recognition; and

•	cyclical fluctuations in semiconductor markets generally.
Due to fluctuations in our operating results, reports from market and security analysts, litigation-related developments, and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. In future periods, if our revenue, cash flows or operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.
We may not continue to pay dividends at the same rate we are currently paying them, or at all, and any decrease in or suspension of the dividend could cause our stock price to decline.

In February 2015, we announced a doubling of the current quarterly dividend to $0.20 per share which began in March 2015. We also have returned capital to shareholders through stock repurchases. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments. The payment of future cash dividends is subject to the final determination each quarter by our Board of Directors that the dividend remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, actual and forecasted cash flows, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by management and the Board of Directors. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200.0 million in future repurchases under the plan. As of December 31, 2016, the total amount available for repurchase under the plan was $158.2 million.

The amount of repurchases under our stock repurchase program will vary. During 2014, we repurchased approximately 2,800,000 shares for an aggregate amount of $65.6 million. In 2015, we repurchased approximately 3,300,000 shares for an aggregate amount of $119.2 million. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, the Company may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. We expect to decrease share repurchases during 2017 as we accumulate cash to pay down the debt balance.
Provisions of our certificate of incorporation and bylaws or Delaware law might delay or prevent a change of control transaction and depress the market price of our stock.
Various provisions of our certificate of incorporation and bylaws might have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions eliminate cumulative voting in the election of directors, authorize the board to issue “blank check” preferred stock, prohibit stockholder action by written consent, eliminate the right of stockholders to call special meetings, and establish advance notice procedures for director nominations by stockholders and the submission of other proposals for consideration at stockholder meetings. We are also subject to provisions of Delaware law which could delay or make more difficult a merger, tender offer or proxy contest involving our company. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless specific conditions are met. Any of these provisions could have the effect of delaying, deferring or preventing a change in control, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal corporate headquarters, which houses administrative, sales, marketing and research and development facilities, are located in San Jose, California, and are held under an operating lease. We own real property, including an approximately 89,000 square foot building, in Calabasas, California, which houses additional administrative, sales, marketing and research development facilities. We lease smaller facilities in other locations including the United States, Republic of Ireland, Romania, Hong Kong, China, the United Kingdom, Japan, South Korea, Taiwan, Singapore and Mexico. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space, to the extent needed, will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings
Other than to the extent the proceedings described below have concluded, we cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations, and cash flows.

Garfield v. DTS, Inc., et al., Civil Action No. TN6317 (Superior Court of California, Ventura County)
On October 26, 2016, an alleged stockholder of DTS, Robert Garfield, filed a putative class action lawsuit in the Superior Court of California, Ventura County, against DTS, Inc. (“DTS”), members of DTS’s board of directors, DTS’s financial advisor in connection with the DTS acquisition, and the Company.  The complaint purported to allege claims for breach of fiduciary duties of care, good faith, and loyalty against the DTS directors; breach of the fiduciary duty of disclosure against DTS and the DTS directors; and aiding and abetting the purported breaches of fiduciary duties against the Company and DTS’s financial advisor. The complaint sought, inter alia, certification as a class action; an order enjoining the merger or, if it is consummated, an order rescinding it; a reduction in the termination fee payable by DTS to the Company; damages; and attorneys’ fees.  On October 31, 2016, Garfield filed an application for a temporary restraining order seeking to enjoin the merger and for expedited discovery in aid of a preliminary injunction motion. The defendants opposed the TRO application. The defendants also filed motions to dismiss or stay the case, which motions were scheduled to be heard in January 2017. On November 30, 2016, the Court denied the TRO application. On December 26, 2016, Garfield filed a request to dismiss his case without prejudice and on December 28, 2016, the Court entered an order dismissing the case. This matter is now concluded.

Parshall v. DTS, Inc., et al., Civil Action No. 12870 (Court of Chancery, State of Delaware)

On November 2, 2016, an alleged stockholder of DTS, Inc. (“DTS”), Paul Parshall, filed a putative class action lawsuit in the State of Delaware Court of Chancery against DTS, members of DTS’s board of directors, the Company, and certain subsidiaries. The complaint purports to allege claims for breach of fiduciary duty against members of DTS’s Board of Directors, and aiding and abetting against DTS and the Company. The complaint seeks, inter alia, certification as a class action; an order enjoining the merger or, if it is consummated, an order rescinding it; damages; and attorneys’ fees. On November 7, 2016, after the proxy statement at issue was amended, Parshall’s counsel filed a letter with the Court acknowledging the supplemental disclosures and withdrawing Parshall’s motion to expedite. On December 22, 2016, the Court granted the parties’ stipulation and order dismissing the action as moot and setting a briefing schedule for Parshall’s counsel’s application for attorneys’ fees.

Tessera, Inc. v. Toshiba Corporation, Civil Action No. 5:15-cv-02543-BLF (N.D. Cal.)
On May 12, 2015, Tessera, Inc. filed a complaint against Toshiba Corporation (“Toshiba”) in California Superior Court. Tessera, Inc.’s complaint alleges causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief, generally alleging that Toshiba underpaid royalties and failed to cooperate with audits conducted pursuant to the parties’ license agreement.
On June 8, 2015, Toshiba removed the action to the U.S. District Court for the Northern District of California. On June 18, 2015, Toshiba filed its answer, affirmative defenses, and counterclaims to Tessera, Inc.’s complaint. Toshiba alleges counterclaims for declaratory judgment and breach of the implied warranty of good faith and fair dealing. The counterclaims seek, among other things, judicial determinations about the interpretation of the parties’ agreement, termination of the agreement, an accounting of the amount of alleged overpayments by Toshiba, restitution, and damages. On July 10, 2015, Tessera, Inc. filed its answer and affirmative defenses to Toshiba’s counterclaims. On March 17, 2016, Tessera, Inc. filed an amended complaint adding a claim for declaratory relief regarding a February 12, 2016 letter sent by Toshiba to Tessera, Inc. purporting to terminate the parties’ license agreement. On March 18, 2016, Toshiba filed its amended answer, affirmative defenses, and counterclaims. On April 4, 2016, Tessera, Inc. filed an answer to Toshiba’s amended counterclaims.
An initial summary judgment hearing on contract issues took place on September 22, 2016. On November 7, 2016, the Court entered an order granting Toshiba’s motion regarding the definition of “TCC,” and denying summary judgment on the other issues raised by the parties’ cross-motions. On December 6, 2016, Tessera, Inc.filed a motion pursuant to Federal Rule of Civil Procedure 54(b) seeking authorization to appeal the order and for a stay, which motion was heard on February 23, 2017 and is under submission. Fact discovery is closed, and expert discovery closes April 21, 2017. A hearing on any remaining motions for summary judgment is set for March 16, 2017. A jury trial is scheduled to begin on June 19, 2017.
Ziptronix, Inc. v. OmniVision Technologies, Inc. et al., Civil Action No. 4:10-cv-05525 (N.D. Cal.)
On December 6, 2010 Ziptronix, Inc. (“Ziptronix”) filed a complaint against OmniVision Technologies, Inc. (“OmniVision”) and Taiwan Semiconductor Manufacturing Corporation, Ltd. and TSMC North America Corp. (collectively, “TSMC”) in the U.S. District Court for the Northern District of California. Ziptronix’s complaint asserts that OmniVision and TSMC infringe Ziptronix’s U.S. Patent Nos. 6,864,585, 7,037,755, 7,335,572, 7,387,944, 7,553,744, 7,807,549. On May 4, 2011, OmniVision and TSMC filed their answers and affirmative defenses to Ziptronix’s first amended complaint, and TSMC asserted counterclaims seeking declaratory judgments of invalidity against Ziptronix’s patents, and alleging that Ziptronix infringes TSMC’s U.S. Patent Nos. 6,682,981, 7,307,020, 6,765,279, 7,385,835, and 6,350,694. All of these TSMC patents, except for U.S. Patent No. 6,350,694, have expired. On November 8, 2011, TSMC amended its counterclaims, and Ziptronix answered TSMC’s amended counterclaims on December 9, 2011. On August 2, 2012, Ziptronix filed a second amended complaint asserting that OmniVision and TSMC also infringed Ziptronix’s U.S. Patent Nos. 7,871,898, 8,053,329, and 8,153,505.
On September 30, 2014, the Court granted TSMC’s motion for summary judgment, finding that TSMC’s allegedly infringing activities do not occur in the United States and thus such activities are not subject to the U.S. patent laws. On March 2, 2015, the Court granted a similar motion for summary judgment filed by OmniVision as to its non-U.S. sales, which the Court characterized as comprising “99.98% of OmniVision’s revenue from its sales of the accused image sensors.” Neither TSMC’s nor OmniVision’s motions for summary judgment, nor the Court’s related orders, addressed substantive issues of infringement (i.e. whether TSMC’s or OmniVision’s products practice Ziptronix’s patents), or the validity of the asserted Ziptronix patents. Counterclaims against Ziptronix remain pending, including TSMC’s claims that Ziptronix infringes TSMC patents, as well as declaratory judgment claims seeking to invalidate the asserted Ziptronix patents.
In February 2017, Ziptronix and OmniVision reached a settlement. On February 8, 2017, pursuant to the parties’ stipulation, the Court dismissed Ziptronix’s claims and OmniVision’s defenses. On February 14, 2017, pursuant to the parties' stipulation, the Court dismissed TSMC’s defenses and counterclaims against Ziptronix. This matter is now concluded.
Certain Semiconductor Devices, Semiconductor Device Packages, and Products Containing Same, Inv. No. 337-TA-1010 (U.S. International Trade Commission, Washington, D.C.)
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., and Invensas Corporation (collectively, “Complainants”) filed a complaint at the U.S. International Trade Commission (“the Commission”), requesting that the Commission institute an investigation against Respondents Broadcom Limited, Broadcom Corporation, Avago Technologies Limited, Avago Technologies U.S. Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS Solutions, Inc., Pace Americas, LLC, Pace USA LLC, Pace Ltd., ASUSTeK Computer Inc., ASUS Computer International, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Arista Networks, Inc. Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, Technicolor S.A., Technicolor USA, Inc., and Technicolor Connected Home USA LLC (collectively, “Respondents”). The complaint alleges that the Respondents infringe U.S. Patent Nos. 6,849,946, 6,133,136, and 6,856,007. The complaint requests that the Commission issue a permanent limited exclusion order excluding from entry into the United States the infringing products of the Respondents. In addition, the complaint requests that the Commission issue a permanent cease and desist order prohibiting the Respondents from, among other things, importing, selling, or distributing the infringing products.
Based on the complaint, the Commission instituted Investigation No. 337-TA-1010 on June 20, 2016.
The Respondents filed responses to the complaint on July 26, 2016. On September 19, 2016, the Complainants filed an amended complaint to reflect the issuance of a Certificate of Correction relating to U.S. Patent No. 6,133,136. The Respondents filed responses to the amended complaint on October 11, 2016.

Claim construction matters were heard on December 1, 2016, and the ALJ issued a claim construction order on February 6, 2017. Fact discovery closed on December 16, 2016. Complainants and Respondents have filed multiple motions for summary determination that are pending. The evidentiary hearing is scheduled to take place from March 27 to March 31, 2017. The initial determination is due June 26, 2017. The target date for completion of the Investigation is October 24, 2017.
Tessera, Inc., et al. v. Broadcom Corp., Case No. DED-1-16-cv-00379 (D. Del.)
On May 23, 2016, Tessera, Inc. and Invensas Corporation filed a complaint against Broadcom Corporation (“Broadcom”) in the U.S. District Court for the District of Delaware. The complaint alleges that Broadcom infringes U.S. Patent Nos. 6,133,136, 6,849,946, and 6,856,007 and requests, among other things, that Broadcom be ordered to pay compensatory damages in an amount no less than a reasonable royalty. Broadcom filed an answer to the complaint on July 14, 2016. On September 8, 2016, Tessera, Inc. and Invensas Corporation filed an amended complaint to reflect the issuance of a Certificate of Correction relating to U.S. Patent No. 6,133,136.
On July 18, 2016, Broadcom filed a motion to transfer venue and an unopposed motion to stay in light of the pending proceeding in the U.S. International Trade Commission involving the same patents. The Court granted the unopposed motion to stay on September 9, 2016, and the case is currently stayed. The motion to transfer is under submission.
Tessera, Inc., et al. v. Broadcom Corp., Case No. DED-1-16-cv-00380 (D. Del.)
On May 23, 2016, Tessera, Inc. and Tessera Advanced Technologies, Inc. filed a complaint against Broadcom in the U.S. District Court for the District of Delaware. The complaint alleges that Broadcom infringes U.S. Patent Nos. 5,666,046, 6,043,699, 6,284,563, and 6,954,001. Tessera, Inc. and Tessera Advanced Technologies, Inc. filed an amended complaint on June 19, 2016 alleging infringement of three additional patents, U.S. Patent Nos. 6,046,076, 6,080,605, and 6,218,215. The complaint requests, among other things, that Broadcom be ordered to pay compensatory damages in an amount no less than a reasonable royalty. On July 14, 2016, Broadcom filed an answer to the amended complaint. On September 8, 2016, Tessera filed a second amended complaint to reflect the issuance of a Certificate of Correction relating to U.S. Patent No. 6,954,001. On September 26, 2016, Broadcom answered the second amended complaint.
On July 18, 2016, Broadcom filed a motion to transfer venue, which is under submission. A claim construction hearing is scheduled for August 7, 2017. The discovery cutoff date is December 22, 2017. A jury trial is set for October 9, 2018.
Invensas Corp. v. Avago Technologies Limited, et al., Case No. DED-1-16-cv-1033 (D. Del.)
On November 7, 2016, Invensas Corporation filed a complaint against Avago Technologies Limited and Avago Technologies U.S. Inc., Emulex Corporation, LSI Corporation, and PLX Technology, Inc. (collectively “Avago”) in the U.S. District Court for the District of Delaware. The complaint alleges that Avago infringes U.S. Patent Nos. 6,849,946 and 6,133,136 and requests, among other things, that Avago be ordered to pay compensatory damages in an amount no less than a reasonable royalty. On December 6, 2016, Avago filed an unopposed motion to stay in light of the pending proceeding in the U.S. International Trade Commission involving the same patents, Inv. No. 337-TA-1010. The Court granted the unopposed motion to stay on December 7, 2016, and this action is currently stayed.
Tessera, Inc., et al. v. Avago Technologies Limited, et al., Case No. DED-1-16-cv-1034 (D. Del.)
On November 7, 2016, Tessera, Inc. and Invensas Corporation filed a complaint against Avago Technologies Limited, Avago Technologies U.S. Inc. and Avago Technologies Wireless (U.S.A) Manufacturing Inc. (collectively “Avago”) in the U.S. District Court for the District of Delaware. The complaint alleges that Avago infringes U.S. Patent Nos. 6,573,609 and 6,972,480. On January 12, 2017 Avago filed an answer to the complaint. Tessera, Inc. and Invensas Corporation filed an amended complaint on January 31, 2017 against Avago Technologies U.S. Inc., Avago Technologies Wireless (U.S.A) Manufacturing Inc., Emulex Corporation, LSI Corporation, and PLX Technology, Inc. (collectively “Defendants”) alleging infringement of three additional patents, U.S. Patent Nos. 6,046,076, 6,080,605, and 6,218,215. The complaint requests, among other things, that Defendants be ordered to pay compensatory damages in an amount no less than a reasonable royalty. Defendants’ answer to the amended complaint is due March 16, 2017.
Invensas Corp. v. Mouser Electronics Inc., et al., Case No. 7 O 97/16 (Regional Court of Mannheim, Germany)
On May 23, 2016, Invensas Corporation (“Invensas”) filed a complaint against Mouser Electronics, Inc., EBV Elektronik GmbH & Co. KG, Arrow Central Europe GmbH, and Broadcom Germany GmbH in the Regional Court of Mannheim, Germany. The complaint alleges that the respondents infringe Invensas’s European Patent EP 1 186 034 B1, and requests, among other things, that the respondents be ordered to refrain from offering, putting onto the market, or using infringing products in the Federal Republic of Germany; refrain from importing into it or being in possession of such products for the aforementioned purposes; destroy and recall infringing products; and pay damages.
On August 26, 2016, the respondents filed their answer to the complaint. Invensas filed its reply on November 15, 2016, and the respondents filed a rejoinder on January 13, 2017. A bench trial took place on February 3, 2017. The Court took the case under submission and has not yet issued a decision.
Invensas Corp. v. Broadcom Ltd., et al., Case No. 7 O 98/16 (Regional Court of Mannheim, Germany)
On May 23, 2016, Invensas filed a complaint against Broadcom Ltd. and Broadcom Corporation in the Regional Court of Mannheim, Germany. The complaint alleges that the respondents infringe Invensas’s European Patent EP 1 186 034 B1, and requests, among other things, that the respondents be ordered to refrain from offering, putting onto the market, or using infringing products in the Federal Republic of Germany; refrain from importing into it or being in possession of such products for the aforementioned purposes; destroy and recall infringing products; and pay damages.
On September 22, 2016, the respondents filed their answer to the complaint. Invensas filed its reply on November 15, 2016, and the respondents filed a rejoinder on January 13, 2017. A bench trial took place on February 3, 2017. The Court took the case under submission and has not yet issued a decision.
Avago Technologies GmbH v. Invensas Corp. (German Federal Patent Court, Germany)
On August 25, 2016, Avago Technologies GmbH, a German affiliate of Broadcom Ltd., filed a nullity action against the German part of European patent EP 1 186 034 B1 in the German Federal Patent Court. The complaint alleges that the patent was neither new nor inventive over prior art and that certain claims are not disclosed in a way to enable the person skilled in the art to practice the invention. The complaint further alleges that the patent’s priority was invalidly claimed. It requests that the German part of the patent be nullified.

Invensas filed its opposition on January 18, 2017. The Court set a deadline of April 21, 2017 for Invensas to file the grounds for its opposition. No trial date has been set.
Invensas Corp. v. Broadcom Ltd., et al., Case No. KG/RK 16-912 (District Court of The Hague, Netherlands)
On May 23, 2016, Invensas filed a writ of summons against Broadcom Ltd., Broadcom Corporation, Broadcom Netherlands B.V., Broadcom Communications Netherlands B.V., EBV Elektronik GmbH & Co. KG, Arrow Central Europe GmbH, and Mouser Electronics Netherlands B.V. in the District Court of The Hague, Netherlands. The complaint alleges that the defendants infringe Invensas’s European Patent EP (NL) 1 186 034 B1, and requests, among other things, that the defendants cease and desist any infringement of the patent in suit in the Netherlands; inform all persons/entities to whom the defendants delivered, sold, or offered for sale any infringing products that they will no longer do so; recall allegedly infringing products; and pay damages.

The defendants filed a statement of answer to the writ of summons, and a counterclaim of invalidity, on November 9, 2016. Invensas filed its statement of answer to the defendants’ counterclaim on January 4, 2017. A bench trial is scheduled for November 3, 2017.
Patent Office Proceedings

U.S. Patent No. 5,666,046
On January 30, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 5,666,046 (“the ’046 patent”).  The petition requests a determination that claims 1-22 of the ’046 patent are unpatentable.  The PTAB has not instituted the petition.  No hearing date has been set.  The PTAB has not yet set a date for Tessera Advanced Technologies, Inc.’s preliminary response.

U.S. Patent No. 6,043,699
On October 31, 2016, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,043,699 (“the ’699 patent”).  The petition requests a determination that claims 1-19 of the ’699 patent are unpatentable. Tessera Advanced Technologies, Inc. filed its preliminary response on February 10, 2017. The PTAB has not instituted the petition.  No hearing date has been set.

U.S. Patent No. 6,232,231
On January 31, 2017, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,232,231 (“the ’231 patent”).  The petition requests a determination that claims 1-16 of the ’231 patent are unpatentable.  The PTAB has not instituted the petition.  No hearing date has been set.  The PTAB has not yet set a date for Invensas’s preliminary response.
U.S. Patent No. 6,849,946
On October 18, 2016, Broadcom Ltd., Broadcom Corporation, Avago Technologies, Ltd., and Avago Technologies U.S. Inc. filed with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“PTO”) a petition for inter partes review of U.S Patent No. 6,849,946 (“the ’946 patent”). The petition requests a determination that claims 16-20, and 22 of the ’946 patent are unpatentable. On January 27, 2017, Invensas filed a preliminary response to the petition. The PTAB has not instituted the petition. No hearing date has been set.

U.S. Patent No. 6,278,653
On October 31, 2016, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,278,653 (“the ’653 patent”).  The petition requests a determination that claims 1-20 of the ’653 patent are unpatentable. Invensas filed its preliminary response on February 10, 2017. The PTAB has not instituted the petition.  No hearing date has been set.
U.S. Patent No. 6,465,893
On February 15, 2007, Siliconware Precision Industries Co. Ltd and Siliconware USA Inc. (collectively “SPIL”) filed with the U.S. Patent and Trademark Office (“PTO”) a request for inter partes reexamination relating to U.S Patent No. 6,465,893. On May 4, 2007, the PTO granted the request. On February 15, 2008, the PTO issued an official action, denominated as an action closing prosecution, rejecting a number of patent claims of U.S. Patent No. 6,465,893.
Tessera, Inc. and SPIL appealed. On December 21, 2012, the Patent Trial and Appeal Board (“PTAB”) issued a Decision on Appeal, affirming the Examiner’s previous holding of unpatentability as to some claims, reversing the Examiner’s favorable decision of patentability as to other claims by rejecting those claims on new grounds of rejection, and affirming the Examiner’s favorable decision of patentability as to still other claims. On May 9, 2013, SPIL withdrew from the inter partes reexamination.
On June 25, 2013, the PTAB issued an Order remanding the proceeding to the Examiner for consideration of certain new evidence submitted by Tessera, Inc. On July 17, 2013, the Examiner issued a determination recommending that the PTAB maintain certain grounds of rejection in its December 21, 2012 decision as to certain claims, and recommended that the board withdraw other grounds of rejection as to certain claims.
On November 14, 2014, the PTAB issued a decision affirming the Examiner’s July 17, 2013 determinations, therefore maintaining rejections of certain of the claims subject to reexamination. Tessera, Inc. appealed, and subsequently voluntarily dismissed its appeal. On April 7, 2015, the Court of Appeals issued a mandate to the PTO confirming dismissal of the appeal.
U.S. Patent No. 6,847,107
On February 10, 2017, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,847,107. The petition requests a determination that claims 1-8 of the ’107 patent are unpatentable.  The PTAB has not instituted the petition.  No hearing date has been set. The PTAB has not yet set a date for Tessera, Inc.’s preliminary response.

U.S. Patent No. 7,671,474
On December 6, 2016, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 7,671,474 (“the ’474 patent”).  The petition requests a determination that claims 1-11 of the ’474 patent are unpatentable.  The PTAB has not instituted the petition.  No hearing date has been set.  Invensas’s preliminary response is due April 6, 2017.

U.S. Patent No. 7,809,393

On January 20, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 7,809,393 (“the ’393 patent”).  The petition requests a determination that claims 1-20 of the ’393 patent are unpatentable.  The PTAB has not instituted the petition.  No hearing date has been set. The PTAB has not yet set a date for Tessera Advanced Technologies, Inc.’s preliminary response.
Japanese Patent No. 5864481
On August 16, 2016, Hisatoshi ODA filed an opposition to Ziptronix’s Japanese Patent No. 5864481 with the Japan Patent Office (“JPO”). On October 24, 2016, the JPO mailed a Notification of Reasons for Revocation. Ziptronix filed a responsive argument and a Request for Correction with the JPO on January 19, 2017.
Japanese Patent No. 5902030
On October 25, 2016, the JPO provided notice of the filing of an opposition to Ziptronix’s Japanese Patent No. 5902030. On December 21, 2016, the JPO issued a Decision on Opposition, ruling that the patent would not be revoked, rejecting the Opposition, and maintaining the patent as granted. This matter is now concluded.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 23, 2017, our common stock is traded publicly on The NASDAQ Global Select Market under the symbol “XPER.” Prior to February 23, 2017, our common stock traded publicly on the The NASDAQ Global Select Market under the symbol “TSRA”. The price range per share is the highest and lowest bid prices, as reported by The NASDAQ Global Select Market, on any trading day during the respective quarter.

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter (ended March 31, 2016)	$31.69	$26.21
Second Quarter (ended June 30, 2016)	$33.40	$28.57
Third Quarter (ended September 30, 2016)	$38.88	$28.91
Fourth Quarter (ended December 31, 2016)	$45.58	$36.28
	High	Low
Fiscal Year Ended December 31, 2015
First Quarter (ended March 31, 2015)	$43.71	$32.80
Second Quarter (ended June 30, 2015)	$41.61	$35.59
Third Quarter (ended September 30, 2015)	$39.95	$30.62
Fourth Quarter (ended December 31, 2015)	$37.87	$30.00
As of February 3, 2017 there were 49,050,003 outstanding shares of common stock held by 22 stockholders of record.

In March 2015, we doubled our quarterly dividend to $0.20 per share. We also have historically returned capital to shareholders through stock repurchases.  We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

In 2015, we paid quarterly dividends of $0.20 per share in each of March, May, August and December. In 2016, we paid quarterly dividends of $0.20 per share in each of March, June, September and November.

PERFORMANCE GRAPH
The following graphic representation shows a comparison of total stockholder return for holders of our common stock, the NASDAQ Composite Index and the Philadelphia Stock Exchange Semiconductor Index from December 31, 2011 through December 31, 2016. The graph and table assume that $100 was invested on December 31, 2011 in each of our common stock, the NASDAQ Composite Index and the Philadelphia Stock Exchange Semiconductor Index, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

	12/11	12/12	12/13	12/14	12/15	12/16
Xperi Corporation	$100.00	$100.27	$124.58	$234.95	$201.63	$304.45
NASDAQ Composite	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
PHLX Semiconductor	$100.00	$107.26	$152.14	$199.98	$196.75	$254.44
This section is not “soliciting material,” is not deemed “filed” with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (“Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
STOCK REPURCHASES
We made no stock repurchases during the fourth quarter of 2016. At December 31, 2016, the total amount available for repurchase under our stock repurchase program was $158.2 million.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2016 (1)	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated statements of operations data
Revenue:
Royalty and license fees	$259,565	$273,300	$278,807	$168,811	$209,756
Total revenue	259,565	273,300	278,807	168,811	209,756
Operating expenses:

Cost of revenue	551	566	384	178	1,229
Research, development and other related costs	44,738	32,181	32,270	28,063	34,706
Selling, general and administrative	72,065	43,592	47,208	62,580	71,428
Amortization expense	31,870	20,624	18,471	19,269	18,955
Litigation expense	20,953	14,135	25,116	60,310	34,018
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents	—	—	(10,338)	4,668	267

Total operating expenses	170,177	111,098	113,111	175,068	160,603
Operating income (loss)	89,388	162,202	165,696	(6,257)	49,153
Interest expense	(2,409)	—	—	—	—
Other income and expense, net	3,736	3,432	1,550	1,208	5,668
Income (loss) before taxes from continuing operations	90,715	165,634	167,246	(5,049)	54,821
Provision for (benefit from) income taxes	34,626	48,517	(7,697)	35,860	20,086
Income (loss) from continuing operations	56,089	117,117	174,943	(40,909)	34,735
Loss from discontinued operations, net of tax	—	(101)	(4,489)	(144,646)	(64,960)
Net income (loss)	$56,089	$117,016	$170,454	$(185,555)	$(30,225)

Income (loss) per share:
Income (loss) from continuing operations:
Basic (2)	$1.14	$2.26	$3.31	$(0.77)	$0.67
Diluted (2)	$1.12	$2.23	$3.27	$(0.77)	$0.66
Loss from discontinued operations:
Basic (2)	$—	$—	$(0.08)	$(2.71)	$(1.25)
Diluted (2)	$—	$—	$(0.08)	$(2.71)	$(1.24)
Net income (loss):
Basic (2)	$1.14	$2.26	$3.23	$(3.48)	$(0.58)
Diluted (2)	$1.12	$2.23	$3.18	$(3.48)	$(0.58)
Cash dividends declared per share	$0.80	$0.80	$0.92	$0.70	$0.30
Weighted average number of shares used in per share calculation-basic (2)	49,187	51,802	52,819	53,346	51,977
Weighted average number of shares used in per share calculation-diluted (2)	50,190	52,586	53,563	53,346	52,250

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$113,005	$381,744	$434,421	$359,587	$442,603
Working capital	$148,924	$390,880	$441,484	$353,822	$422,114
Total assets	$1,186,436	$539,352	$577,123	$484,753	$705,102
Debt (3)	$600,000	$—	$—	$—	$—
Other long-term liabilities	$50,395	$3,417	$1,738	$5,827	$9,505
Total stockholders’ equity	$507,785	$515,157	$541,359	$440,437	$642,425

(1) The operating expenses for 2016 include one month of operating expenses for DTS and one-time expenses related to the acquisition of DTS such as transaction related costs (e.g. bankers fees, legal fees, consultant fees, etc.), severance costs and stock-based compensation expense resulting from the acceleration of equity instruments for departing executives. Additional amortization expense is also included due to the acquired intangible assets resulting from the DTS acquisition.

(2) See Note 11 of the Notes to Consolidated Financial Statements for an explanation of the methods used to determine the number of shares used to compute per share amounts.

(3) Includes both the short-term and long-term portions of debt principal and excludes approximately $16.8 million in debt issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion (presented in thousands, except for percentages) should be read in conjunction with our consolidated financial statements and notes thereto.
Business Overview

Xperi licenses its innovative technologies and inventions to global electronic device and manufacturing companies who, in turn, integrate the technologies into their own enterprise, consumer electronics and semiconductor products. Our technologies and solutions are widely proliferated. Our audio technologies have shipped in billions of devices for the home, mobile and automotive markets. Our imaging technologies are embedded in more than 25% of smartphones on the market today. Our semiconductor packaging and interconnect technologies have been licensed to more than 100 customers and have shipped in over 100 billion semiconductor chips. Key end-markets enabled by Xperi's technology solutions include home, datacenter, mobile and automotive.

Results of Operations
Significant events occurred over the past three years that affect the comparability of our financial statements. Key events and their financial impacts include the following:

•
On December 1, 2016, we completed our acquisition of DTS, Inc. ("DTS"). We incurred significant one-time expenses in the fourth quarter of 2016 related to this acquisition such as transaction costs (e.g. bankers fees, legal fees, consultant fees, etc.), severance costs and stock-based compensation expense resulting from the acceleration of equity instruments for departing executives. Additionally, our amortization expense increased significantly due to the acquired intangible assets resulting from the DTS acquisition.

•
In January 2015, we entered into an agreement with Amkor Technology, Inc. ("Amkor") to settle all pending litigation and arbitration proceedings between Amkor and Tessera, Inc. Under the terms of the agreement, Amkor agreed to pay us a total of $155 million comprised of sixteen equal quarterly recurring payments which commenced in the first quarter of 2015 and will continue through the fourth quarter of 2018. In 2016 and 2015, Amkor accounted for 15% and 14%, respectively, of total revenue.

Revenue
Our revenue is generated primarily from royalty and license fees. Royalty and license fees are generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. Since there is no reliable basis on which we can estimate our royalty revenue prior to obtaining these reports from the licensees, we generally recognize royalty revenue on a one quarter lag. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenue depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of each element and the nature of our deliverables and obligations. In addition, our royalty revenue will fluctuate based on a number of factors such as: (a) the timing of receipt of royalty reports; (b) the rate of adoption and incorporation of our technology by licensees; (c) the demand for products incorporating semiconductors that use our licensed technology; (d) the cyclicality of supply and demand for products using our licensed technology; (e) volume incentive pricing terms in licensing agreements that may result in significant variability in quarterly revenue recognition from customers and (f) the impact of economic downturns.
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would harm our results of operations.

In the past, we have engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights.
The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Years ended December 31,
	2016	2015	2014
Revenue:
Royalty and license fees	100%	100%	100%
Total Revenue	100	100	100
Operating expenses:
Cost of revenues	—	—	—
Research, development and other related costs	18	12	12
Selling, general and administrative	28	16	17
Amortization expense	12	8	7
Litigation expense	8	5	9
Gain on the sale of patents and restructuring	—	—	(4)
Total operating expenses	66	41	41
Operating income from continuing operations	34	59	59
Interest expense	(1)	—	—
Other income and expense, net	2	1	1
Income from continuing operations before taxes	35	60	60
Provision for (benefit from) income taxes	13	17	(3)
Income from continuing operations	22	43	63
Loss from discontinued operations, net of tax	—	—	(2)
Net income	22%	43%	61%

The following table sets forth our revenue by year (in thousands, except for percentages):

	Years Ended December 31,
	2016	2015	Increase/ (Decrease)	% Change
Royalty and license fees	$259,565	$273,300	$(13,735)	(5)%

The $13.7 million or 5% decrease in revenue was due to a decrease in episodic revenue of $15.2 million which was partially offset by an increase in recurring revenue of $1.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Recurring revenue was up $1.5 million primarily due to the timing of revenue related to contractual arrangements for certain customers. The episodic revenue decrease was primarily the result of a $27.0 million episodic payment made by ASE in the first quarter of 2015.

With the acquisition of DTS, we anticipate revenue will increase significantly in 2017 when compared to 2016 and prior years.
Cost of Revenue

Cost of revenue consists of payments to third parties for copyrighted materials as well as direct compensation and related expenses to provide non-recurring engineering ("NRE") services. We anticipate these expenses will continue to be a low percentage of total revenue, although we anticipate some increase in 2017 as a result of the DTS acquisition.
Cost of revenue for the years ended December 31, 2016 and 2015 was $0.6 million for each period.
Research, Development and Other Related Costs

Research, development and other related costs consist primarily of compensation and related costs for personnel, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. Research and development is conducted primarily in-house and targets development of audio and image enhancement technologies, chip-scale and multi-chip packaging, circuitry design, 3D-IC architectures, wafer-level packaging technology, bonding technologies and machine learning. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the year ended December 31, 2016 were $44.7 million, as compared to $32.2 million for the year ended December 31, 2015, an increase of $12.5 million. The increase was primarily related to a $5.9 million increase in personnel related expenses, $3.2 million increase in stock based compensation and a $1.8 million increase in outside services. These increases result from a higher research and development headcount as we remain committed to expanding into new technologies and from engineers acquired in the DTS acquisition.

With the acquisition of DTS, we anticipate certain research and development expenses will increase significantly in 2017 when compared to 2016 and prior years. For example, we added over 225 engineers in the DTS acquisition and only one month of their salary and benefits is included in 2016 results.
Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel engaged in sales and licensee support, reverse engineering personnel and services, marketing programs, public relations, promotional materials, travel, trade show expenses, and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance personnel, legal fees and expenses, facilities costs, stock-based compensation expense, and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items.
Selling, general and administrative expenses for the year ended December 31, 2016 were $72.1 million, as compared to $43.6 million for the year ended December 31, 2015, an increase of $28.5 million, or 65%. The increase was primarily attributable to an increase of $11.4 million in outside services resulting from our acquisition of DTS. Additionally, the increase reflects $6.8 million of additional stock based compensation and $4.7 million in personnel related expenses, both related to increased headcount related to the acquisition of DTS. Stock based compensation was also higher due to the acceleration in charges related to the acquisition. These increases were partially offset by a decrease in legal costs of $0.6 million.

With the acquisition of DTS, we anticipate certain selling, general and administrative expenses will increase significantly in 2017 when compared to 2016 and prior years. For example, we added over 200 selling, general and administrative personnel in the DTS acquisition and only one month of their salary and benefits is included in 2016 results.
Amortization Expense
Amortization expense for the year ended December 31, 2016 was $31.9 million, as compared to $20.6 million for the year ended December 31, 2015, an increase of $11.3 million. This increase was primarily attributable to intangible assets recorded in connection with the DTS acquisition and the purchase of certain other intangible assets in the fourth quarter of 2016.

With the acquisition of DTS, we anticipate that amortization expenses will increase significantly in 2017 when compared to 2016 and prior years. We acquired approximately $479 million in intangible assets which will be amortized over the next several years. See Note 9 "Goodwill and Identifiable Intangible Assets" in the notes to the financial statements for additional information.
Litigation Expense

Litigation expense for the year ended December 31, 2016 was $21.0 million, as compared to $14.1 million for the year ended December 31, 2015, an increase of $6.9 million, or 49%. We incurred $26.0 million in litigation expense during 2016 but we also recorded an offset to litigation expense of $5.0 million due to an insurance settlement which reimbursed us for certain litigation costs incurred in prior years. Without this insurance settlement, our litigation expense would have increased $11.9 million as a result of the filing of the legal proceedings against Broadcom.
We expect that litigation expense may continue to be a material portion of our operating expenses in future periods, and may fluctuate significantly between periods, because of our ongoing litigation, as described in Part I, Item 3 - Legal Proceedings, and because of litigation that may be initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.
Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become a necessary element of an effort to secure payment of reasonable royalties for the use of our patented technology. If we initiate such litigation, our future litigation expenses may increase.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015
Research, development and other related costs	7,104	4,005
Selling, general and administrative	13,997	7,512
Total stock-based compensation expense	$21,101	$11,517
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the year ended December 31, 2016, stock-based compensation expense was $21.1 million, of which $3.3 million related to employee stock options, $17.0 million related to restricted stock awards and units and $0.8 million related to employee stock purchases. For the year ended December 31, 2015, stock-based compensation expense was $11.5 million, of which $2.7 million related to employee stock options, $8.2 million related to restricted stock awards and units and $0.6 million related to employee stock purchases. The increase in stock based compensation expense in 2016 compared to 2015 primarily results from the acceleration of the vesting of equity instruments and the assumption of certain awards which are both due to the acquisition of DTS. Additionally, the increase in stock based compensation resulted from a decrease in forfeiture rates due to reduced employee turnover as compared to prior periods as the value of new grants per year has remained relatively consistent with prior years.
Future stock-based compensation expense will vary due to volatility in our stock price, number and type of stock awards granted and timing of modifications to stock awards, if any.
Interest Expense and Other Income and Expense, Net
Other income and expense, net for the year ended December 31, 2016 was $1.3 million, as compared to $3.4 million, for the year ended December 31, 2015. This decrease primarily resulted from $2.4 million in interest expense related to the addition of $600 million in debt financing we incurred on December 1, 2016 as part of the DTS acquisition.
We anticipate that interest expense and other income and expense, net will be a net expense in 2017 as we incur a full year's interest expense and amortization of the associated financing cost associated with the debt financing noted above.
Provision for (benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2016 of $34.6 million is primarily related to tax liability generated from U.S. and foreign operations, non-deductible acquisition costs, non-deductible stock-based compensation expense and foreign withholding taxes offset by tax credits. The provision for income taxes for the year ended December 31, 2015 of $48.5 million was primarily due to tax liability generated from U.S. and foreign operations, and foreign withholding taxes, offset by the benefit from the release of valuation allowance primarily related to Ireland deferred tax assets. The decrease in income tax expense for the year ended December 31, 2016 as compared to the prior year is largely attributable to a decrease in profits for the current period.

In 2015, we released valuation allowance primarily related to our Ireland deferred tax assets. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets during the year 2015, we have determined that it is more likely than not we would realize certain other deferred tax assets (primarily related to Ireland deferred tax assets) given the timing of profits and forecasted profitability in succeeding years. We continue to monitor the likelihood that we will be able to recover the deferred tax assets in the future. This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.

Fiscal Year 2015 and 2014
The following table sets forth our revenue by year (in thousands, except for percentages):

Years Ended December 31,
% Change
Royalty and license fees	$273,300	$278,807	$(5,507)	(2)%

The $5.5 million or 2% decrease in revenue was due to a decrease in episodic revenue of $98.0 million which was mostly offset by an increase in recurring revenue of $92.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Recurring revenue was up $92.5 million primarily as a result of our settlement agreements with Amkor and PTI and the license agreements entered into with Micron in July 2014. The episodic revenue decrease was primarily the result of aggregate episodic payments of $96.0 million made by PTI in the first and third quarter of 2014 in connection with Tessera, Inc.'s settlement with PTI, and an episodic payment made in connection with the execution of a license agreement in the first quarter of 2014, which was partially offset by a $27.0 million episodic payment made by ASE in the first quarter of 2015.
Cost of Revenue
Cost of revenue for the year ended December 31, 2015 was $0.6 million, as compared to $0.4 million for the year ended December 31, 2014, an increase of $0.2 million, or 47%. The increase related to direct labor from non-recurring engineering services associated with a contract that was signed in the fourth quarter of 2014.
Research, Development and Other Related Costs
Research, development and other related costs for the year ended December 31, 2015 were $32.2 million, as compared to $32.3 million for the year ended December 31, 2014, a decrease of $0.1 million. The decrease was primarily related to a $2.5 million decrease in legal costs which resulted from focusing our patent maintenance efforts in critical markets and renegotiating fees with key vendors and a $0.4 million decrease in our operating equipment and supplies. These decreases were partially offset by a $2.5 million increase in stock-based compensation and other personnel-related expenses.
Selling, General and Administrative
Selling, general and administrative expenses for the year ended December 31, 2015 were $43.6 million, as compared to $47.2 million for the year ended December 31, 2014, a decrease of $3.6 million, or 8%. The decrease was primarily attributable to a decrease of $4.0 million in salary and benefits and stock based compensation due to our reduced headcount resulting from restructuring activities during 2014 and a $0.9 million decrease in legal costs due to the conclusion of an asset sale in 2014 and reduced patent evaluation expenses. These decreases were partially offset by a $1.7 million increase in expenditures for market research reports.
Amortization Expense
Amortization expense for the year ended December 31, 2015 was $20.6 million, as compared to $18.5 million for the year ended December 31, 2014, an increase of $2.1 million. This increase was primarily attributable to intangible assets recorded in connection with the Ziptronix acquisition in August 2015 as well as $7.6 million in intellectual property assets acquired in 2015.
Litigation Expense
Litigation expense for the year ended December 31, 2015 was $14.1 million, as compared to $25.1 million for the year ended December 31, 2014, a decrease of $11.0 million, or 44%. The decrease was primarily attributable to the decrease of our docket of legal proceedings, largely due to settlement activities in 2014 and early 2015.
Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents
All restructuring, impairment of long-lived assets and other charges were concluded prior to 2015. The restructuring, impairment of long-lived assets and other charges for the year ended December 31, 2014 related to the restructuring of our DigitalOptics business.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Cost of revenue	$—	$18
Research, development and other related costs	4,005	2,823
Selling, general and administrative	7,512	10,428
Total stock-based compensation expense	$11,517	$13,269

Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the year ended December 31, 2015, stock-based compensation expense was $11.5 million, of which $2.7 million related to employee stock options, $8.2 million related to restricted stock awards and units and $0.6 million related to employee stock purchases. For the year ended December 31, 2014, stock-based compensation expense was $13.3 million, of which $3.3 million related to employee stock options, $9.3 million related to restricted stock awards and units and $0.6 million related to employee stock purchases. The decrease in stock based compensation expense in 2015 compared to 2014 results from performance shares awarded to executives, with lower achievement levels reached in 2015 than 2014.
Other Income and Expense, Net
Other income and expense, net for the year ended December 31, 2015 was $3.4 million, as compared to $1.6 million, for the year ended December 31, 2014. This increase resulted from higher interest income due to higher interest rates achieved from extending the average maturity of our portfolio and from interest rates rising in general during 2015.
Provision for (benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2015 of $48.5 million was primarily due to tax liability generated from U.S. and foreign operations, and foreign withholding taxes, offset by the benefit from the release of valuation allowance primarily related to Ireland deferred tax assets. The benefit from income taxes for the year ended December 31, 2014 of $7.7 million was primarily due to the release of valuation allowance on U.S. federal deferred tax assets offset by foreign withholding tax and foreign income taxes. The increase in income tax expense for the year ended December 31, 2015 as compared to the prior year is largely attributable to the significantly greater release in valuation allowance in the prior year as compared to the current year. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets during the year 2015, we determined that it was more likely than not we would realize certain other deferred tax assets (primarily related to Ireland deferred tax assets) given the timing of profits and forecasted profitability in succeeding years.

Discontinued Operations
The activity related to discontinued operations was completed prior to 2015. The loss from discontinued operations for the year ended December 31, 2014 was $4.5 million. These activities related to our cessation of all mems|cam manufacturing operations. This was the last manufacturing operation in the DigitalOptics business. This action included a reduction of over 300 employees and the closure of facilities in Arcadia, California, Rochester, New York, Hsinchu, Taiwan and Japan. For further information about discontinued operations, see Note 6 - "Discontinued Operations" and Note 17 - "Restructuring, Impairment of Long-Lived Assets and Other Charges and Gain on Sale of Patents" in the Notes to Consolidated Financial Statements for additional details.

Segment Operating Results
In connection with the acquisition of DTS, we re-evaluated our reportable segments. We concluded that we have two reportable segments: Semiconductor and IP Licensing and Product Licensing. Prior year results have been recast to conform with the segment presentation for the 2016 fiscal year. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.
The Chief Executive Officer is also the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting. Each segment has its own executive manager.

The Product Licensing segment licenses technologies related to audio, digital radio, and imaging solutions under the brands DTS, HD Radio and FotoNation. Our Product Licensing solutions typically include the delivery of software and/or hardware based solutions to our customers or to their suppliers. Product Licensing represents revenue derived primarily from the consumer electronics market and related applications servicing the home, automotive and mobile segments.
The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and intellectual property (IP) to semiconductor manufacturers, foundries, subcontract assemblers and others.  This segment includes revenue generated from technology transfer agreements and licenses to our IP. We have a deep history of developing and monetizing next-generation technologies, including chip-scale packaging solutions and low-temperature wafer bonding solutions. Today, we are actively developing 3D semiconductor packaging, interconnect and bonding solutions for products such as smartphones, tablets, laptops, PCs, and data centers. We expand technology and IP offerings through a combination of internal R&D and acquisition of patent assets.  We also provide engineering services to our customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of our technologies.
We do not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.
The following table sets forth our segment revenue, operating expenses and operating income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015		2014
Revenue:
Semiconductor and IP licensing segment	$229,066		$241,965	$252,378
Product licensing segment	30,499		31,335	26,429
Total revenue	259,565		273,300	278,807

Operating expenses:
Semiconductor and IP licensing segment	72,812		56,315	60,901
Product licensing segment	25,299		11,191	11,953
Unallocated operating expenses (1)	72,066	(2)	43,592	40,257
Total operating expenses	170,177		111,098	113,111

Operating income:
Semiconductor and IP licensing segment	156,254		185,650	191,477
Product licensing segment	5,200		20,144	14,476
Unallocated operating expenses (1)	(72,066)		(43,592)	(40,257)
Total operating income	$89,388		$162,202	$165,696

(1) Unallocated operating expenses consist primarily of general and administrative expenses and stock based compensation.
(2) Includes approximately $23.9 million in one-time expenses incurred by both segments related to the DTS acquisition.
The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. The unallocated expenses which have been excluded from the two operating segments are primarily stock based compensation, administration, human resources, finance, information technology, corporate development, procurement activities, and insurance expenses.
For the year ended December 31, 2016, the unallocated expenses were $72.1 million compared to $43.6 million for the year ended December 31, 2015. The increase of $28.5 million from the year ended December 31, 2015 was mainly attributable to one-time transaction costs associated with the DTS acquisition, the operating costs of the DTS business since the acquisition on December 1, 2016 and increased stock based compensation related to stock awards assumed in the DTS acquisition.
Product Licensing Segment
Fiscal Year 2016 and 2015

	Years Ended December 31,
	2016	2015
	(in thousands)
Revenue:
Royalty and license fees (1)	$30,499	$31,335

Total revenue	30,499	31,335
Operating expenses:
Cost of revenues	551	566
Research, development and other related costs	16,091	9,443
Amortization	8,657	1,182
Total operating expenses (2)	25,299	11,191

Total operating income	$5,200	$20,144
(1) Includes $0.1 million and $1.3 million for 2016 and 2015, respectively, which are not part of current segment operations.
(2) Excludes operating expenses which are not allocated on a segment basis.

Product Licensing revenue for the year ended December 31, 2016 were $30.5 million as compared to $31.3 million for the year ended December 31, 2015, a decrease of $0.8 million. The decrease was primarily due to a contractual limit on royalties for a significant customer. We anticipate revenue for 2017 to be higher than revenue for 2016 as the customer with the contractual limit began shipping products licensed pursuant to a new contract not subject to such limits. Additionally, results for 2017 will include revenue from our audio technologies acquired in the DTS acquisition.
Operating expenses for the year ended December 31, 2016 were $25.3 million and consisted of cost of revenue of $0.6 million, research, development and other related costs of $16.1 million and amortization costs of $8.7 million. The increase of $14.1 million in total operating expenses as compared to $11.2 million for the year ended December 31, 2015 consisted of increases which relate primarily to the acquisition of DTS. Included in the expenses for 2016, are personnel-related costs including salary and benefits from DTS personnel, increased stock based compensation resulting from stock awards assumed in the DTS acquisition and increased amortization resulting from the $479 million of intangible assets acquired. We anticipate the 2017 operating expenses will be significantly higher as the audio business expenses and higher intangible asset amortization will be incurred for the full year.
Operating income for the years ended December 31, 2016 and 2015 were $5.2 million and $20.1 million, respectively, which represented a decrease of $14.9 million, for the reasons stated above.

Fiscal Year 2015 and 2014

	Years Ended December 31,
	2015	2014
	(in thousands)
Revenue:
Royalty and license fees (1)	$31,335	$26,429
Total revenue	31,335	26,429
Operating expenses:
Cost of revenues	566	384
Research, development and other related costs	9,443	9,612
Amortization	1,182	1,958
Total operating expenses (2)	11,191	11,954
Total operating income	$20,144	$14,475
(1) Includes $1.3 million and $3.1 million for 2015 and 2014, respectively, which are not part of current segment operations.
(2) excludes operating expenses which are not allocated on a segment basis.
Product Licensing revenue for the year ended December 31, 2015 were $31.3 million as compared to $26.4 million for the year ended December 31, 2014, an increase of $4.9 million. The increase was primarily due to a new significant customer as well as continued acceptance of our technology.
Operating expenses for the year ended December 31, 2015 were $11.2 million and consisted of cost of revenue of $0.6 million, research, development and other related costs of $9.4 million and amortization costs of $1.2 million. The decrease of $0.8 million in total operating expenses as compared to $12.0 million for the year ended December 31, 2014 primarily resulted from a decrease in amortization as certain intangible assets were full amortized in 2014.
Operating income for the years ended December 31, 2015 and 2014 were $20.1 million and $14.5 million, respectively, which represented an increase of $5.6 million, for the reasons stated above.
Semiconductor and IP Licensing Segment
Fiscal Year 2016 and 2015

	Years Ended December 31,
	2016	2015
	(in thousands)
Revenue:
Royalty and license fees	$229,066	$241,965
Total revenue	229,066	241,965
Operating expenses:
Research, development and other related costs	28,647	22,738
Litigation	20,953	14,135
Amortization	23,212	19,442
Total operating expenses (1)	72,812	56,315
Total operating income	$156,254	$185,650

(1) excludes operating expenses which are not allocated on a segment basis.
Semiconductor and IP Licensing segment revenue for the year ended December 31, 2016 were $229.1 million as compared to $242.0 million for the year ended December 31, 2015, a decrease of $12.9 million. The decrease in revenue was due to a decrease in episodic revenue of $15.2 million which was partially offset by an increase in recurring revenue of $1.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The episodic revenue decrease was primarily the result of a $27.0 million episodic payment made by ASE in the first quarter of 2015.
Operating expenses for the year ended December 31, 2016 were $72.8 million and consisted of research, development and other related costs of $28.6 million, litigation costs of $21.0 million and amortization costs of $23.2 million. The increase of $16.5 million in total operating expenses as compared to $56.3 million for the year ended December 31, 2015, consisted of increases from a higher research and development headcount as we remain committed to expanding into new technologies, higher litigation costs as a result of the filing of the legal proceedings against Broadcom, and higher amortization costs which resulted from the purchase of patent assets during 2016 and the latter half of 2015.
We expect that litigation expense will continue to be a material portion of the Semiconductor and IP Licensing segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described in Part I, Item 3 -Legal Proceedings, and because we may become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Operating income for the years ended December 31, 2016 and 2015 were $156.3 million and $185.7 million, respectively, which represented a decrease of $29.4 million, for the reasons stated above.

Fiscal Year 2015 and 2014

	Years Ended December 31,
	2015	2014
	(in thousands)
Revenue:
Royalty and license fees	$241,965	$252,378
Total revenue	241,965	252,378
Operating expenses:
Research, development and other related costs	22,738	22,658
Litigation	14,135	25,116
Amortization	19,442	16,513
Total operating expenses (1)	56,315	64,287
Total operating income	$185,650	$188,091
(1) excludes operating expenses and gain on the sale of patents and restructuring which are not allocated on a segment basis.

Semiconductor and IP Licensing segment revenue for the year ended December 31, 2015 were $242.0 million as compared to $252.4 million for the year ended December 31, 2014, a decrease of $10.4 million. The decrease in revenue was due to a decrease in episodic revenue of $98.0 million which was partially offset by an increase in recurring revenue of $87.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Recurring revenue was up $87.5 million primarily as a result of our settlement agreements with Amkor and PTI and the license agreements entered into with Micron in July 2014. The episodic revenue decrease was primarily the result of aggregate episodic payments of $96.0 million made by PTI in the first and third quarter of 2014 in connection with Tessera, Inc.'s settlement with PTI, and an episodic payment made in connection with the execution of a license agreement in the first quarter of 2014, which was partially offset by a $27.0 million episodic payment made by ASE in the first quarter of 2015.
Operating expenses for the year ended December 31, 2015 were $56.3 million and consisted of research, development and other related costs of $22.7 million, litigation costs of $14.1 million and amortization costs of $19.4 million. The decrease of $8.0 million in total operating expenses as compared to $64.3 million for the year ended December 31, 2014, was primarily due to a decrease in litigation attributable to the decrease of our docket of legal proceedings, largely due to settlement activities in 2014 and early 2015. The decrease in litigation expenses was partially offset by an increase in amortization which resulted from intangible assets recorded in connection with the Ziptronix acquisition in August 2015 as well as $7.6 million in intellectual property assets acquired in 2015.

Operating income for the years ended December 31, 2016 and 2015 were $185.7 million and $188.1 million, respectively, which represented a decrease of $2.4 million, for the reasons stated above.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2016, we had federal net operating loss carryforwards of approximately $104.2 million and state net operating loss carryforwards of approximately $108.1 million. Substantially all of the federal net operating loss carryforwards are carried over from acquired entities, DTS in 2016 and Ziptronix in 2015. The state net operating loss carryforwards are carried over from acquired entities, Siimpel Corporation in 2010, Ziptronix in 2015 and DTS in 2016. The federal net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2024, and will continue to expire through 2034. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2017, and will continue to expire through 2035. In addition, we have research tax credit carryforwards of approximately $6.7 million for federal purposes which were carried over from DTS and Ziptronix. The federal research tax credit will start to expire in 2020, and will continue to expire through 2035. We also have research tax credit carryforwards of approximately $10.7 million for state purposes and $0.7 million for foreign purposes, which will never expire. The Company has $8.8 million of foreign tax credit carryforwards which will begin to expire in 2019, and will continue to expire through 2024. Under the provisions of the Internal Revenue Code, substantial changes in our or our subsidiaries' ownership may limit the amount of net operating loss and research tax credit carryforwards that can be utilized annually in the future to offset taxable income.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. As such, we determined that no valuation allowance is required on the majority of its U.S. federal deferred tax assets and it has recorded a valuation allowance on certain state deferred tax assets.

Tax Effect from Stock Options

The net tax effect from our employee stock option plan for the year ended December 31, 2016 is a benefit totaling $2.5 million. The tax effect in 2015 was a deficiency of $0.1 million and in 2014, the tax effect was a deficiency of $2.0 million from our employee stock option plan. On January 1, 2017, we adopted Accounting Standards Update No. 2016-09 ("ASU 2016-09"). As a result of the adoption, we do not expect a material adjustment related to unrealized excess tax benefits. We recorded a credit of $6.9 million, tax-effected, to additional paid-in capital due to the realization of the tax benefits in the current period.

Liquidity and Capital Resources

	December 31,
(in thousands, except for percentages)	2016	2015	2014
Cash and cash equivalents	$65,626	$22,599	$50,908
Short-term investments	47,379	359,145	383,513
Total cash, cash equivalents and short-term investments	$113,005	$381,744	$434,421
Percentage of total assets	10%	71%	75%

	Years Ended December 31,
	2016	2015	2014
Net cash from operating activities	$145,632	$146,550	$134,204
Net cash from investing activities	$(592,396)	$(21,286)	$(76,651)
Net cash from financing activities	$489,791	$(153,573)	$(80,367)
Our primary sources of liquidity and capital resources are our operating profits and our investment portfolio. Cash, cash equivalents and short-term investments were $113.0 million at December 31, 2016, a decrease of $268.7 million from $381.7 million at December 31, 2015. Cash and cash equivalents were $65.6 million at December 31, 2016, an increase of $43.0 million from $22.6 million at December 31, 2015. The increase in cash and cash equivalents was primarily the result of $145.6 million in cash provided by operating activities, $583.0 million in proceeds from debt financing (net of debt issuance costs) and $309.2 million in short-term investments which were converted into cash. These increases were partially offset by $888.2 million in net cash used to acquire DTS.

Cash flows provided by operations were $145.6 million for the year ended December 31, 2016, primarily due to our net income of $56.1 million being adjusted for non-cash items of amortization of intangible assets of $31.9 million, stock-based compensation expense of $21.1 million, and $30.6 million in changes in operating assets and liabilities.
Cash flows provided by operations were $146.6 million for the year ended December 31, 2015, primarily due to net income of $117.0 million, adjusted for non-cash items of deferred income tax of $18.8 million, depreciation and amortization of $22.2 million and stock-based compensation expense of $11.5 million, partially offset by changes in operating assets and liabilities of $20.3 million.
Cash flows provided by operations were $134.2 million for the year ended December 31, 2014, primarily due to net income of $170.5 million, adjusted for non-cash items of depreciation and amortization of $20.3 million and stock-based compensation expense of $13.3 million, partially offset by an increase in deferred tax assets resulting from the reversal of a reserve totaling $44.0 million, patents acquired through settlement agreements of $4.3 million and gain on disposal of property and equipment and other assets, net of $19.6 million.

Net cash used in investing activities was $592.4 million for the year ended December 31, 2016, resulting from $888.2 million in net cash used to acquire DTS and $161.6 million in short-term investment purchases. These uses were partially offset by $470.8 million in the sales and maturities of short-term investments.
Net cash used in investing activities was $21.3 million for the year ended December 31, 2015, primarily related to the purchases of short-term investments of $298.8 million, the acquisition of Ziptronix, Inc. for $38.6 million and the purchase of $7.6 million in intangible assets, offset by maturities and sales of short-term investments of $324.7 million.
Net cash used in investing activities was $76.7 million for the year ended December 31, 2014, primarily related to purchases of short-term investments of $301.6 million and purchases of intangible assets of $5.6 million, offset by proceeds from maturities and sales of investments of $203.7 million and proceeds from the sale of property and equipment and other assets of $31.2 million. The sales of property and equipment were primarily related to the land and building used in our Micro-Optics business in Charlotte, North Carolina which was sold in August 2013. The land and building were not part of the initial sale and were, subsequently, sold in August 2014. We also sold all remaining manufacturing assets in the DigitalOptics business.

Net cash provided by financing activities was $489.8 million for the year ended December 31, 2016 due to $583.0 million in proceeds (net of debt issuance costs) from debt financing and $8.3 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans. These increases were partially offset by stock repurchases of $70.6 million and dividend payments of $39.2 million.
Net cash used in financing activities was $153.6 million for the year ended December 31, 2015 due to stock repurchases of $123.3 million and dividend payments of $41.7 million, offset by $10.7 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

Net cash used in financing activities was $80.4 million for the year ended December 31, 2014 due to stock repurchases of $66.3 million and dividend payments of $48.3 million, offset by $34.3 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of debt securities including corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds. We invest excess cash predominantly in high-quality investment grade debt securities with less than three years to maturity. Our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets.
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the years ended December 31, 2016, 2015 and 2014, no impairment charges with respect to our investments were recorded.
On December 1, 2016, we entered into a Credit Agreement which provides for a $600 million seven-year term B loan facility. The Term B Loan Facility matures on November 30, 2023. Upon the closing of the Credit Agreement, we borrowed $600 million under the Term B Loan facility. These proceeds were used on December 1, 2016, together with cash and cash equivalents, to finance the acquisition of DTS. The obligations under the Credit Agreement are guaranteed by substantially all of our assets pursuant to the Security Agreement, dated December 1, 2016, among us, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto. At December 31, 2016, $600 million was outstanding with an interest rate, including amortization of debt issuance costs, of 4.4%. Interest is payable quarterly. We have future minimum principal payments for our debt of $6.0 million annually through 2022 with the remaining principal balance due in 2023. However, we anticipate on making accelerated principal payments commencing in late 2017 or early 2018.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200 million in future repurchases under the plan, and as of December 31, 2016, the total amount available for repurchase under the plan was $158.2 million. No expiration has been specified for this plan. Since the inception of the plan, and through December 31, 2016, we have repurchased approximately 10.5 million shares of common stock at a total cost of $291.8 million at an average price of $27.83. We plan to continue to execute authorized repurchases from time to time under the plan, although we expect to decrease share repurchases for at least the next twelve months as we accumulate cash to pay down the indebtedness incurred to finance the DTS acquisition.

In 2014, we paid quarterly dividends of $0.10 per share in each of March, June, August and December. In May 2014, we also paid a special dividend of $0.52 per common share, respectively. In 2015, we paid quarterly dividends of $0.20 per share in each of March, May, August and December. In 2016, we paid quarterly dividends of $0.20 per share in each of March, June, September and November.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash, cash equivalents and short-term investments currently available, will be sufficient to fund our operations, debt service, dividends and stock repurchases and acquisition needs for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Debt (1)	$600,000	$6,000	$12,000	$12,000	$570,000
Operating lease obligations	$22,396	$6,227	$9,999	$4,792	$1,378
(1) Under our debt agreement, our debt bears a variable interest rate. See Note 10 "Debt" of the Notes to Consolidated Financial Statements for additional detail.
Under certain contractual arrangements, we may be obligated to pay up to approximately $5.2 million over an estimated period of approximately two years if certain milestones are achieved.
The amounts reflected in the table above for operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term.

As of December 31, 2016, we had accrued $15.4 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.5 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 15 – "Commitments and Contingencies" of the Notes to Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, the valuation and recognition of stock-based compensation expense, the valuation of investments, business combinations, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.
We believe the following accounting policies and estimates are most critical to the understanding of our consolidated financial statements. See Note 2—“Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.
Revenue recognition
We derive our revenue from royalty and license fees. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Determining whether and when these criteria have been satisfied requires us to make assumptions and judgments which could have a significant impact on the timing and amount of revenue we report. We make estimates and judgments when determining whether the collectability of license fees receivable from licensees is reasonably assured. If it is determined that collection is not reasonably assured, the revenue is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash. Management estimates regarding collectability impact the actual revenue recognized each period and the timing of the recognition of revenue. Our assumptions and judgments regarding future collectability could differ from actual events, thus materially impacting our consolidated financial statements.
Valuation of goodwill and intangible assets
We make judgments about the recoverability of intangible assets whenever events or changes in circumstances indicate that impairment may exist. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. Such changes could result in impairment charges or higher amortization expense in future periods, which could have a significant impact on our operating results and financial condition.
We perform an annual review of the valuation of goodwill in the fourth quarter, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management estimates and judgment. Should conditions be different from management’s last assessment, significant impairments of goodwill may be required, which would adversely affect our operating results.
Stock-based compensation expense
Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the options, stock price volatility, dividends and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on a market-based historical volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and canceled. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 13—“Stock-Based Compensation Expense” of the Notes to Consolidated Financial Statements for additional detail.
Valuation of investments
Our investments consist primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds. We invest excess cash predominantly in high-quality investment grade marketable securities with less than three years to maturity. Our marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains and losses, unrealized losses and declines in value determined to be other-than-temporary, if any, on available-for-sale securities are generally reported in other income and expense, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and, in the event that observable prices for similar assets are not available, externally provided pricing models, discounted cash flow methodologies or other similar techniques. The determination of fair value when quoted market prices are not available requires significant judgment and estimation. In addition, we evaluate the investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold and whether we will not be required to sell the security before its anticipated recovery, on a more-likely-than-not basis. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and may result in other-than-temporary decline in value which could have an adverse impact on our results of operations.
Business combinations

The fair value valuation of assets acquired and liabilities assumed in a Business combination under ASC 805 requires management to make significant estimates and assumptions. Critical estimates in determining the fair value of certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. For additional information, refer to Note 8—“Business Combinations” of the Notes to Consolidated Financial Statements.
Accounting for income taxes
We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are used in the calculation of tax credits, tax benefits and deductions, and in the calculation of tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely on a more-likely-than-not basis, we must increase our provision for income taxes by recording a valuation allowance against our deferred tax assets. Should there be a change in our ability to recover our deferred tax assets, our provision for income taxes would fluctuate in the period of the change.
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the completion of an examination by the relevant tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than the expected ultimate assessment.
We account for uncertain tax positions in accordance with authoritative guidance related to income taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous, frequently changing and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.
Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2016, 2015 and 2014, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See Note 14—“Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.
Recent Accounting Pronouncements
See Note 3 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, which are subject to risks including:
Interest Rate Risk

Our interest rate risk relates primarily to interest expense on our debt and interest income from investments. As of December 31, 2016, a one percentage point change in interest rates on our debt throughout a one-year period would have an annual effect of approximately $6.0 million on our income before income taxes. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments were, and may in the future be, in short-term marketable securities, U.S. government securities and corporate bonds. As of December 31, 2016, a one percentage point change in interest rates for our cash and investments throughout a one-year period would have an annual effect of approximately $0.5 million on our income before income taxes.
Investment Risk

We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds, are classified as available-for-sale or trading securities with fair values of $47.4 million and $359.1 million as of December 31, 2016 and 2015, respectively. Unrealized losses, net of tax, on these investments at December 31, 2016 were approximately $0.1 million, as compared to unrealized losses of approximately $0.9 million at December 31, 2015. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio.
Bank Liquidity Risk
As of December 31, 2016, we have approximately $51.2 million of cash in operating accounts that are held with domestic and international financial institutions. A majority of these balances are held with domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the federal government. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Exchange Rate Risk

During the year ended December 31, 2016, we derived approximately 60% of our revenue from sales outside the U.S. and we maintain research and development, sales, marketing, or business development offices in many foreign countries. Our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks from our international operations are mitigated in part by the extent to which our revenue is denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We have limited foreign currency risk on certain revenue and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenue denominated in foreign currencies was not material during 2016, and the operating expenses for our foreign subsidiaries were not significant so a 10% fluctuation in exchange rates would not create a material impact on our business.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2016, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our consolidated financial statements.
Item 8. Financial Statements and Supplementary Data
Our consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2016 are set forth in this Annual Report at Item 15(a)(1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2016 and 2015.
The following table should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. We employ a calendar month-end reporting period for our quarterly reporting.

	Three Months Ended
	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016 (1)
	(in thousands, except per share amounts)
Revenue:
Royalty and license fees	$79,850	$64,188	$67,426	$61,836	$59,977	$67,020	$62,433	$70,135
Total Revenue	79,850	64,188	67,426	61,836	59,977	67,020	62,433	70,135
Operating expenses:
Cost of revenue	142	166	62	196	87	52	99	313
Research, development and other related costs	7,368	7,866	8,551	8,400	10,069	10,306	8,622	15,740
Selling, general and administrative	10,996	11,119	10,912	10,560	11,094	11,166	12,491	37,315
Amortization expense	4,696	4,691	5,186	6,051	6,022	6,052	6,052	13,744
Litigation expense	4,503	3,519	2,938	3,176	6,550	5,292	580	8,531
Total operating expenses	27,705	27,361	27,649	28,383	33,822	32,868	27,844	75,643
Operating income (loss)	52,145	36,827	39,777	33,453	26,155	34,152	34,589	(5,508)
Interest expense	—	—	—	—	—	—	—	(2,409)
Other income and expense, net	647	770	755	1,260	807	802	864	1,264
Income (loss) from continuing operations before taxes	52,792	37,597	40,532	34,713	26,962	34,954	35,453	(6,653)
Provision for income taxes	17,224	11,828	7,596	11,869	8,872	11,471	11,634	2,649
Income (loss) from continuing operations	35,568	25,769	32,936	22,844	18,090	23,483	23,819	(9,302)
Income (loss) from discontinued operations, net of tax	27	342	(437)	(33)	—	—	—	—
Net income (loss)	$35,595	$26,111	$32,499	$22,811	$18,090	$23,483	$23,819	$(9,302)
Earnings (loss) per share:
Income (loss) from continuing operations:
Basic	$0.68	$0.49	$0.64	$0.45	$0.36	$0.48	$0.49	$(0.19)
Diluted	$0.66	$0.49	$0.63	$0.44	$0.36	$0.48	$0.48	$(0.19)
Income (loss) from discontinued operations:
Basic	$—	$0.01	$(0.01)	$—	$—	$—	$—	$—
Diluted	$—	$0.01	$(0.01)	$—	$—	$—	$—	$—
Net income (loss):
Basic	$0.68	$0.50	$0.63	$0.45	$0.36	$0.48	$0.49	$(0.19)
Diluted	$0.66	$0.49	$0.62	$0.44	$0.36	$0.48	$0.48	$(0.19)
Cash dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20
Weighted average number of shares used in per share calculations-basic	52,559	52,293	51,825	50,817	49,998	48,836	48,545	48,603
Weighted average number of shares used in per share calculations-diluted	53,534	53,052	52,514	51,435	50,566	49,420	49,304	48,603

(1)
The operating expenses for the three months ended December 31, 2016 were significantly higher due to one-time expenses related to the merger with DTS such as transaction related costs (e.g. bankers fees, legal fees, consultant fees, etc.), severance costs and stock based compensation expense resulting from the acceleration of equity instruments for departing executives. Additionally, our amortization expense increased significantly due to the acquired intangible assets resulting from the DTS acquisition.

Other Supplementary Data
The following table presents our quarterly unaudited non-GAAP financial measures for the eight quarters in the periods ended December 31, 2016 and 2015. The non-GAAP financial measures adjust for non-cash acquired intangibles, amortization charges, merger-related costs, all forms of stock-based compensation expense, restructuring, impairment of long-lived assets and other charges and related tax effects of the aforementioned adjustments. The non-GAAP financial measures also exclude the effects of FASB Accounting Standards Codification Topic 718 – Stock Compensation upon the number of diluted shares used in calculating non-GAAP earnings per share. We believe that the non-GAAP measures used in this report provide investors with important perspectives into our ongoing business performance. Our management uses these non-GAAP financial measures when evaluating our operating performance. The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Three Months Ended
	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
	(in thousands, except per share amounts)
GAAP income (loss) from continuing operations	$35,568	$25,769	$32,936	$22,844	$18,090	$23,483	$23,819	$(9,302)
Adjustments to GAAP net income (loss):
Stock-based compensation expense:
Research, development and other related costs	690	1,006	1,109	1,200	1,384	1,487	1,192	3,042
Selling, general and administrative	1,829	2,558	1,777	1,860	2,256	2,441	2,281	7,019
Amortization of acquired intangibles:	4,696	4,691	5,186	6,051	6,022	6,052	6,052	13,744
Insurance settlement	—	—	—	—	—	—	(5,000)	—
M&A transaction costs	—	—	—	—	—	—	1,761	9,339
Severance from DTS acquisition
Research, development and other related costs	—	—	—	—	—	—	—	1,379
Selling, general and administrative	—	—	—	—	—	—	—	4,716
Post acquisition retention bonus to DTS employees
Research, development and other related costs	—	—	—	—	—	—	—	255
Selling, general and administrative								986
Impairment of long-lived assets and other charges	—	—	(3,787)	—	—	—	—	—
Tax adjustments for non-GAAP items	(2,348)	(2,558)	(2,375)	(2,302)	(3,180)	(3,275)	(1,482)	(7,837)
Non-GAAP net income from continuing operations	$40,435	$31,466	$34,846	$29,653	$24,572	$30,188	$28,623	$23,341
Non-GAAP net income per common share-diluted	$0.74	$0.58	$0.65	$0.57	$0.48	$0.60	$0.57	$0.45
Weighted average number of shares used in per share calculation-diluted*	54,481	54,107	53,543	52,383	51,590	50,665	50,339	51,321

*	Non-GAAP diluted shares are based on the GAAP diluted shares adjusted for stock-based compensation expense and tax effect.

The following table presents our revenue as recurring and episodic revenue, consistent with how management reviews our quarterly revenue:

	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
Revenue:
Recurring revenue	$51,850	$63,188	$66,426	$60,836	$54,591	$66,720	$62,433	$60,035
Episodic revenue	28,000	1,000	1,000	1,000	5,386	300	—	10,100
Total revenue	$79,850	$64,188	$67,426	$61,836	$59,977	$67,020	$62,433	$70,135

We define recurring revenue as payments made pursuant to a license agreement or other agreement that is scheduled to occur over at least one year of time. We define episodic revenue as non-recurring since it is not payable over at least one year pursuant to a contract. Episodic revenue includes non-recurring items such as engineering fees, initial license fees, back payments resulting from audits, damages awards from courts or other tribunals, and lump sum settlement payments. Although the royalty revenue reported by our licensees on a quarterly basis is generally not assured, for ease of reference, we refer to this revenue as “recurring revenue.”
We believe that presenting episodic and recurring revenue information provides both management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations, as well as results due to unique items that can obscure underlying trends. Management recognizes that the term “episodic revenue” may be interpreted differently by other companies and may not be applicable under different circumstances. We believe that these measures are useful in assessing trends of the respective business and may therefore be a useful tool in assessing period-to-period performance trends.
Importantly, a source of episodic revenue may become a source of recurring revenue, when, for example, a company settles litigation with us by paying a settlement amount and entering into a license agreement or payment plan that calls for an initial license fee and ongoing royalty payment over several years. In that scenario, the settlement amount would be episodic revenue, as would the initial license fee, and the ongoing payments would be recurring revenue.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of Xperi Corporation’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications, for a more complete understanding of the topics presented.
Evaluation of Controls and Procedures
Xperi Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Xperi Corporation, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Xperi Corporation’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There has been no change in Xperi Corporation’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during Xperi Corporation’s most recent quarter that has materially affected, or is reasonably likely to materially affect, Xperi Corporation’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Xperi Corporation. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Xperi Corporation’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Xperi Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Xperi Corporation are being made only in accordance with authorizations of management and directors of Xperi Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Xperi Corporation’s assets that could have a material effect on the financial statements.
Xperi Corporation's management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Xperi Corporation’s management, we determined that Xperi Corporation's internal control over financial reporting was effective as of December 31, 2016. The effectiveness of Xperi Corporation’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, Xperi Corporation’s independent registered public accounting firm, as stated in their attestation report which appears on page F-1 of this Annual Report on Form 10-K.

Our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 did not include the internal controls of DTS. We excluded DTS from our assessment of internal control over financial reporting as of December 31, 2016 because it was acquired in a business combination in December 2016. DTS is a wholly owned subsidiary of us whose total assets represent $164.5 million and total revenues represent $0.2 million of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

Item 9B. Other Information
Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”).
We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The text of our code of business conduct and ethics has been posted on our website at http://www.xperi.com., and is included as an exhibit to our Current Report on Form 8-K filed with the SEC on December 1, 2016.
Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the information under the captions “Election of Directors,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers” and “Compensation Committee Report” that will be contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” that will be contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Election of Directors” that will be contained in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference from the information under the caption “Ratification of Auditors” that will be contained in the Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:

Page Number

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Comprehensive Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedule

Valuation and Qualifying Accounts	S-1

(3) Exhibits*

*	The exhibits listed on the accompanying Exhibits Index following the signature page to this Annual Report are filed as part of, or hereby incorporated by reference into, this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Xperi Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Xperi Corporation (formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.) and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded DTS, Inc., from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a business combination during 2016. We have also excluded DTS, Inc. from our audit of internal control over financial reporting. DTS, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent $164.5 million and $0.2 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 27, 2017

XPERI CORPORATION
(formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$65,626	$22,599
Short-term investments	47,379	359,145
Accounts receivable, net	15,863	1,784
Unbilled contract receivable	51,923	—
Other current assets	19,150	28,130
Total current assets	199,941	411,658
Property and equipment, net	38,855	3,748
Intangible assets, net	541,879	95,089
Long-term deferred tax assets	2,742	15,649
Goodwill	382,963	10,136
Other assets	20,056	3,072
Total assets	$1,186,436	$539,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,531	$1,090
Accrued legal fees	7,505	2,621
Accrued liabilities	29,086	10,262
Current portion of long-term debt	6,000	—
Deferred revenue	895	6,805
Total current liabilities	51,017	20,778
Long-term deferred tax liabilities	32,565	255
Long-term debt, net	577,239	—
Other long-term liabilities	17,830	3,162
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 59,596 and 58,692 shares issued, respectively, and 48,854 and 50,294 shares outstanding, respectively	59	58
Additional paid-in capital	644,194	599,186
Treasury stock at cost; 10,742 and 8,398 shares of common stock at each period end, respectively	(300,114)	(229,513)
Accumulated other comprehensive loss	(148)	(1,437)
Retained earnings	163,794	146,863
Total stockholders’ equity	507,785	515,157
Total liabilities and stockholders’ equity	$1,186,436	$539,352
The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION
(formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Royalty and license fees	$259,565	$273,300	$278,807
Total revenue	259,565	273,300	278,807
Operating expenses:
Cost of revenue	551	566	384
Research, development and other related costs	44,738	32,181	32,270
Selling, general and administrative	72,065	43,592	47,208
Amortization expense	31,870	20,624	18,471
Litigation expense	20,953	14,135	25,116
Gain on the sale of patents and restructuring	—	—	(10,338)
Total operating expenses	170,177	111,098	113,111
Operating income	89,388	162,202	165,696
Interest expense	(2,409)	—	—
Other income and expense, net	3,736	3,432	1,550
Income before taxes from continuing operations	90,715	165,634	167,246
Provision for (benefit from) income taxes	34,626	48,517	(7,697)
Income from continuing operations	56,089	117,117	174,943
Loss from discontinued operations, net of tax	—	(101)	(4,489)
Net income	$56,089	$117,016	$170,454
Income (loss) per share:
Income from continuing operations:
Basic	$1.14	$2.26	$3.31
Diluted	$1.12	$2.23	$3.27
Loss from discontinued operations:
Basic	$—	$—	$(0.08)
Diluted	$—	$—	$(0.08)
Net income:
Basic	$1.14	$2.26	$3.23
Diluted	$1.12	$2.23	$3.18
Cash dividends declared per share	$0.80	$0.80	$0.92
Weighted average number of shares used in per share calculations-basic	49,187	51,802	52,819
Weighted average number of shares used in per share calculations-diluted	50,190	52,586	53,563
The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION
(formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$56,089	$117,016	$170,454
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for- sale securities, net of tax	1,289	(1,104)	(466)
Other comprehensive income (loss)	1,289	(1,104)	(466)
Comprehensive income	$57,378	$115,912	$169,988
The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION
(formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2013	53,442	$55	$530,762	2,175	$(39,918)	$133	$(50,595)	$440,437
Net loss	—	—	—	—	—	—	170,454	170,454
Other comprehensive income	—	—	—	—	—	(466)	—	(466)
Cash dividends paid on common stock	—	—	—	—	—	—	(48,335)	(48,335)
Issuance of common stock in connection with exercise of stock options	1,797	2	32,578	—	—	—	—	32,580
Issuance of common stock in connection with employee common stock purchase plan	137	—	1,700	—	—	—	—	1,700
Issuance of restricted stock, net of shares canceled	249	1	—	—	—	—	—	1
Repurchases of common stock, shares exchanged				29	(761)			(761)
Repurchases of common stock	(2,785)	—	—	2,756	(65,552)	—	—	(65,552)
Stock-based compensation expense	—	—	13,269	—	—	—	—	13,269
Tax effect from employee stock option plan	—	—	(1,968)	—	—	—	—	(1,968)
Balance at December 31, 2014	52,840	$58	$576,341	4,960	$(106,231)	$(333)	$71,524	$541,359
Net income	—	—	—	—	—	—	117,016	117,016
Other comprehensive loss	—	—	—	—	—	(1,104)	—	(1,104)
Cash dividends paid on common stock	—	—	—	—	—	—	(41,677)	(41,677)
Issuance of common stock in connection with exercise of stock options	465	—	8,995	—	—	—	—	8,995
Issuance of common stock in connection with employee common stock purchase plan	77	—	1,665	—	—	—	—	1,665
Issuance of restricted stock, net of shares canceled	350	—	—	—	—	—	—	—
Repurchases of common stock, shares exchanged	(105)			105	(4,047)			(4,047)
Repurchases of common stock	(3,333)	—	—	3,333	(119,235)	—	—	(119,235)
Stock-based compensation expense	—	—	11,517	—	—	—	—	11,517
Tax effect from employee stock option plan	—	—	668	—	—	—	—	668
Balance at December 31, 2015	50,294	$58	$599,186	8,398	$(229,513)	$(1,437)	$146,863	$515,157
Net income	—	—	—	—	—	—	56,089	56,089
Other comprehensive gain	—	—	—	—	—	1,289	—	1,289
Cash dividends paid on common stock	—	—	—	—	—	—	(39,158)	(39,158)
Issuance of common stock in connection with exercise of stock options	350	—	6,285	—	—	—	—	6,285
Issuance of common stock in connection with employee common stock purchase plan	89	—	1,998	—	—	—	—	1,998
Issuance of restricted stock, net of shares canceled	465	1	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(91)			91	(2,900)			(2,900)
Repurchases of common stock	(2,253)	—	—	2,253	(67,701)	—	—	(67,701)
Stock-based compensation expense	—	—	21,101	—	—	—	—	21,101
Fair value of partially vested equity awards assumed in connection with the acq. of DTS	—	—	13,124	—	—	—	—	13,124
Tax effect from employee stock option plan	—	—	2,500	—	—	—	—	2,500
Balance at December 31, 2016	48,854	$59	$644,194	10,742	$(300,114)	$(148)	$163,794	$507,785
The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION
(formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$56,089	$117,016	$170,454
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment	2,260	1,590	1,834
Amortization of intangible assets	31,870	20,624	18,472
Stock-based compensation expense	21,101	11,517	13,269
Gain on disposal of property and equipment and other assets, net	—	—	(19,618)
Non-cash restructuring, impairment of long-lived assets and other charges	—	—	820
Deferred income tax and other, net	955	18,809	(44,042)
Amortization of premium or discount on investments and other	4,072	(2,601)	(144)
Tax effect from employee stock option plan	6,940	668	(1,968)
Excess tax benefits from employee stock option plan	(8,228)	(726)	—
Patents acquired through settlement agreements	—	—	(4,280)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	13,957	2,694	(1,217)
Other assets	18,067	(10,051)	5,307
Accounts payable	1,709	(2,685)	566
Accrued legal fees	4,884	(1,819)	(5,749)
Accrued and other liabilities	(1,573)	(5,074)	(8,568)
Deferred revenue	(6,471)	(3,412)	9,068
Net cash from operating activities	145,632	146,550	134,204
Cash flows from investing activities:
Purchases of property and equipment	(3,794)	(1,002)	(1,769)
Proceeds from sale of property and equipment and other assets	—	—	31,173
Purchases of short-term available-for-sale investments	(161,595)	(298,848)	(301,629)
Proceeds from sales of short-term investments	299,524	149,975	34,052
Proceeds from maturities of short-term investments	171,255	174,738	169,607
Acquisition, net of cash acquired	(888,204)	(38,561)	(2,450)
Purchases of intangible assets	(9,582)	(7,588)	(5,635)
Net cash from investing activities	(592,396)	(21,286)	(76,651)
Cash flows from financing activities:
Proceeds from debt, net	583,039	—	—
Dividend paid	(39,158)	(41,677)	(48,335)
Excess tax benefit from stock-based compensation	8,228	726	—
Proceeds from exercise of stock options	6,285	8,995	32,581
Proceeds from employee stock purchase program	1,998	1,665	1,700
Repurchase of common stock	(70,601)	(123,282)	(66,313)
Net cash from financing activities	489,791	(153,573)	(80,367)
Net increase (decrease) in cash and cash equivalents	43,027	(28,309)	(22,814)
Cash and cash equivalents at beginning of period	22,599	50,908	73,722
Cash and cash equivalents at end of period	$65,626	$22,599	$50,908

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$7,676	$36,781	$29,053

Supplemental disclosure of non-cash investing activities:
Fair value of unvested DTS equity awards assumed relating to pre-acquisition services	$13,124	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION
(formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company completed the acquisition of DTS, Inc. ("DTS"), a publicly-traded developer of sound-based technologies, in December 2016. At the time of the acquisition, Tessera Technologies, Inc. and DTS were combined under the newly-formed Tessera Holding Corporation and shares of the combined company traded on the NASDAQ market under Tessera’s ticker symbol "TSRA". During the first quarter of 2017, the Company introduced its new corporate name, “Xperi Corporation”, stock ticker, “XPER”, and launched a new corporate logo.

This has resulted in the presentation of the financial statements under the new name of Xperi Corporation (formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies Inc.).  For more information on the acquisition of DTS, Inc., see Note 8 - “Business Combinations.”

Xperi Corporation licenses its innovative technologies and inventions to global electronic device and manufacturing companies which, in turn, integrate the technologies into their own enterprise, consumer electronics and semiconductor products. The Company's technologies and solutions are widely proliferated. The Company's audio technologies have shipped in billions of devices for the home, mobile and automotive markets. The Company's imaging technologies are embedded in more than 25% of smartphones on the market today. The Company's semiconductor packaging and interconnect technologies have been licensed to more than 100 customers and have shipped in over 100 billion semiconductor chips. Key end-markets enabled by the Company's technology solutions include mobile, home, datacenter, and automotive.
The consolidated financial statements include the accounts of Xperi Corporation and each of its wholly owned subsidiaries. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). All significant intercompany balances and transactions are eliminated in consolidation.
The Company’s fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of current and deferred income tax assets and liabilities, the fair value measurements of goodwill, other intangible assets and investments, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, the assessment of unrecognized tax benefits and the valuation and recognition of stock-based compensation expense, and business combinations, among others. Actual results experienced by the Company may differ from management’s estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. The Company’s cash equivalents are classified as available-for-sale.
Financial Instruments
Investments consist primarily of municipal bonds and notes, corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and money market funds. Investments with remaining maturities from original purchase date greater than three months but less than twelve months are classified as short-term investments. Investments with remaining maturities from original purchase date greater than twelve months are classified as long-term investments. The Company’s cash equivalents and investments are classified as available-for-sale. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive income and reported as a separate component of stockholders’ equity. The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the security until maturity on a more-likely-than-not basis. If the declines in the fair value of the investments are determined to be other-than-temporary, the Company reports the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividend income and realized gains or losses are included in other income and expense, net.
Fair Value of Financial Instruments
The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. Long-term debt approximates fair value due to the variable rate nature of the debt.
Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company follows a corporate investment policy which sets credit, maturity and concentration limits and regularly monitors the composition, market risk and maturities of these investments. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.
At December 31, 2016, the Company had two customers representing 14% and 13% of aggregate gross trade receivables. At December 31, 2015, the Company had four customers representing 26%, 21%, 13% and 12% of aggregate gross trade receivables.
The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Samsung Electronics, Co. Ltd.	25%	19%	24%
Micron Technology, Inc.	17%	15%	*%
Amkor Technologies, Inc.	15%	14%	*%
SK hynix Inc.	12%	13%	11%
Powertech Technology Inc.	*%	*%	34%

*	denotes less than 10% of total revenue.

Allowance For Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers' inability to make required payments. In determining the reserve, the Company evaluates the collectibility of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company's estimates. At December 31, 2016, the allowance was not material.
Goodwill and Identified Intangible Assets
Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually in the fourth quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company concludes it is more-likely-than-not that the fair value of a reporting unit exceeds its carrying amount, the two-step impairment test is not required.
If based on the qualitative assessment, the Company believes it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a two-step goodwill impairment test is required to be performed. The first step requires the Company to compare the fair value of each reporting unit to its carrying value including allocated goodwill. The Company determines the fair value of its reporting units using an equal weighting of the results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss.
The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit with the carrying value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of the reporting unit over its implied fair value. Determining the fair value of a reporting unit is subjective in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.
Identified intangible assets. Identified finite-lived intangible assets consist of acquired patents, existing technology, customer relationships, trademarks and trade names, and non-compete agreements resulting from business combinations, and acquired patents under asset purchase agreements. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.
Identified indefinite-lived intangible assets include in-process research and development (IPR&D) resulting from business combinations. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

For further discussion of goodwill and identified intangible assets, see “Note 9 – Goodwill and Identified Intangible Assets.”
Debt Issuance Costs
Debt issuance costs are presented in the consolidated balance sheet as a deduction from the carrying amount of the long-term debt, and are amortized over the term of the associated debt to interest expense using the effective interest method.
Treasury Stock
The Company accounts for stock repurchases using the cost method. For reissuance of treasury stock, to the extent that the reissuance price is more than the cost, the excess is recorded as an increase to capital in excess of par value. If the reissuance price is less than the cost, the difference is recorded in capital in excess of par value to the extent there is a cumulative treasury stock paid-in capital balance. Once the cumulative balance is reduced to zero, any remaining difference resulting from the sale of treasury stock below cost is recorded as a reduction of retained earnings.

Business Combinations

The Company includes the results of operations of the businesses that it has acquired in its consolidated results as of the respective dates of acquisition.

The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including IPR&D, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired companies and the Company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company records a charge for the value of the related intangible asset in its consolidated statement of operations in the period it is abandoned. The fair value of contingent consideration associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred.

For additional information regarding the Company's acquisitions, refer to "Note 8 – Business Combinations."
Revenue Recognition
The Company derives its revenue primarily from royalty and license fees. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Determining whether and when these criteria have been satisfied requires the Company to make assumptions and judgments that could have a significant impact on the timing and amount of revenue it reports.
License revenue is generated from license agreements for certain rights to the Company’s technologies. From time to time the Company enters into license agreements that provide for fixed license fees or royalty payments. The fixed license fees or royalty payments are recognized as revenue ratably over the contract term.
Royalty revenues are generated from a licensee's production or shipment of licensed products incorporating the Company’s intellectual property, technologies or software. Licensees with a per-unit arrangement pay a per-unit royalty for each product manufactured or sold, as set forth in each license agreement. Licensees generally report manufacturing or sales information in the quarter subsequent to when such activity takes place. Consequently, the Company recognizes revenue from these per-unit licensing agreements in the quarter following the quarter of manufacture or sale, provided amounts are fixed or determinable and collection is reasonably assured, since the Company cannot reliably estimate the amount of revenue earned prior to the receipt of such reports. Use of this "quarter lag" method allows for the receipt of licensee royalty reports prior to the recognition of revenue.
Certain cash collections from licensing arrangements acquired from DTS received or that are expected to be received subsequent to the acquisition date of December 1, 2016 were the result of licensee products manufactured or sold prior to December 1, 2016. Therefore, the Company will not recognize revenue for such cash collections. Accordingly, the Company recognized revenue only from licensing agreements acquired from DTS that resulted from licensee products manufactured or sold after the acquisition date of December 1, 2016. For additional information, refer to "Note 8 – Business Combinations."
Certain licensees of the Company have also entered into minimum guarantee arrangements, whereby licensees pay a minimum fee for the right to incorporate the Company's technology in the licensee's products over the contract term. These agreements stipulate a fee that corresponds to a minimum number of units or dollars that the customers must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. For these agreements, the Company recognizes the minimum amount on these agreements as revenue ratably over the contract term. Consistent with the aforementioned policy for per-unit license fee agreements, the Company recognizes revenue relating to any additional per-unit fees on a quarter lag basis, since the Company cannot reliably estimate the amount of revenue earned from additional units manufactured or sold prior to the receipt of licensee reports. Under the acquisition method of purchase accounting, remaining guaranteed payments under existing minimum guarantee arrangements acquired from DTS were recorded as an unbilled contract receivable and other assets as part of the purchase price allocation. Accordingly, such payments will not be recognized as revenue over the remaining term of the contracts. Any new minimum guarantee arrangements with license periods starting subsequent to December 1, 2016 will be recognized as revenue ratably over the contract term in accordance with the policy described above. For additional information, refer to "Note 8 – Business Combinations."
The Company also derives revenue from software licenses for digital and video photography image enhancement technology. In some instances, the Company may enter into license agreements that involve multiple element arrangements to also include technology transfer, design, technical service and unspecified support. For technology and software licenses, revenue is recognized upon delivery or on a straight-line basis over the period in which the unspecified support or service is performed.

The Company actively monitors and enforces its intellectual property, and pursues third parties who have under-reported the amount of royalties owed under a license agreement or who utilize its intellectual property without a license. As a result of these activities, the Company may, from time to time, recognize royalty revenue that relate to infringements or under-reporting that occurred in prior periods. Royalty revenue may also include payments resulting from periodic compliance audits of licensees, as part of a settlement of a patent infringement dispute, or judgments of license dispute. These royalty recoveries may cause revenue to be higher than expected during a particular reporting period and may not occur in subsequent periods. The Company recognizes revenue from royalty recoveries when there is persuasive evidence of an arrangement and collectability is reasonably assured. In the case of litigation settlements, the Company recognizes revenue when payments are received which is deemed to be when collectability is reasonably assured.
The Company provides payment terms to licensees based upon their financial strength, credit worthiness and the Company’s collection experience with the licensee. If the Company provides extended payment terms, revenue is deferred until payment is due.
Indemnification
The Company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s technologies. In accordance with authoritative guidance for accounting for guarantees, the Company evaluates estimated losses for such indemnification. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and, as a result, no liability has been recorded in the Company’s financial statements.
As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has Directors’ and Officers’ Liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover a portion of any such payments. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
Research, Development and Other Related Costs
Research, development and other related costs consist primarily of compensation and related costs for personnel and consultants, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies, and equipment depreciation. Research and development is conducted primarily in-house and targets development of chip-scale and multi-chip packaging, circuitry design, 3D-IC architectures, wafer-level packaging technology, advanced substrates, advanced audio technologies and image enhancement technologies. All research, development and other related costs are expensed as incurred.
Stock-based Compensation Expense
The Company accounts for stock-based compensation expense in accordance with the authoritative guidance on share-based payments. Under the provisions of the guidance, stock-based compensation expense is measured at the grant date based on the fair value of the option using a Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of the Company’s stock awards for non-employees is estimated based on the fair market value on each vesting date, accounted for under the variable-accounting method.
The authoritative guidance also requires that the Company measure and recognize stock-based compensation expense upon modification of the term of stock award. The stock-based compensation expense for such modification is the sum of any unamortized expense of the award before modification and the modification expense. The modification expense is the incremental amount of the fair value of the award before the modification and the fair value of the award after the modification, measured on the date of modification. In the case when the modification results in a longer requisite period than in the original award, the Company has elected to apply the pool method where the aggregate of the unamortized expense and the modification expense is amortized over the new requisite period on a straight-line basis. In addition, any forfeiture will be based on the original requisite period prior to the modification.
Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. See Note 13 – “Stock-based Compensation Expense” for additional detail.
Income Taxes
The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits, tax deductions, and in the calculation of certain deferred taxes and tax liabilities. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.
The provision for income taxes was comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the provision for income taxes would fluctuate in the period of such change. See Note 14 – “Income Taxes” for additional detail.
Contingencies
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 15 – "Commitments and Contingencies,” for further information regarding the Company’s pending litigation.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets' estimated useful lives:

Equipment, furniture and other	1 to 5 years
Leasehold improvements	Lesser of related lease term or 5 years
Building and improvements	Up to 30 years
Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred.
The Company capitalizes the costs of purchased software licenses, consulting costs and payroll-related costs incurred in developing or implementing internal use computer software. These costs are included in property and equipment, net on the consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are charged to expense as incurred.
Foreign Currency Translation
The functional currency of substantially all of the Company's wholly-owned subsidiaries is the U.S. dollar. Certain subsidiaries have monetary assets and liabilities that are denominated in a currency that is different than the functional currency. The gains and losses resulting from this remeasurement and translation of monetary assets denominated in a currency that is different than the functional currency are reflected in the determination of net income (loss).
NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 were adopted effective January 1, 2016. The implementation of this guidance did not have a material impact to the disclosures in the Company’s consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“Update 2014-15”), which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. For public entities, Update 2014-15 was effective for annual reporting periods ending after December 15, 2016. The Company adopted this update in 2016 resulting in no impact on its consolidated results of operations, financial position, cash flows and disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 were adopted effective January 1, 2016. Accordingly, the Company presented its debt issuance costs as a deduction from the carrying amount of long-term debt on its consolidated balance sheet as of December 31, 2016. For additional information, refer to "Note 10 - Debt."
In January 2017, the FASB issued ASU No. 2017-01, "Classifying the Definition of a Business." This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for transactions for which the acquisition date occurs before the effective date of the ASU only when the transaction has not been reported in financial statements that have been issued. The Company chose to early adopt this standard effective for the year ended December 31, 2016.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has further clarified this new guidance for revenue recognition by issuing ASU No. 2016-08 (principal versus agent considerations), ASU No. 2016-10 (identifying performance obligations and licensing), ASU No. 2016-12 (narrow-scope improvements and practical expedients), and ASU No. 2016-20 (technical corrections and improvements to Topic 606). The new standard is effective for the Company beginning January 1, 2018. The Company expects the standard to have a material impact on the timing of revenue recognition and expects that the standard will cause volatility in its quarterly revenue trends. Under the new standard, the current practice of many licensing companies of reporting revenue from per-unit royalty based arrangements one quarter in arrears would no longer be accepted and instead the Company will be expected to estimate royalty-based revenue. The Company also expects the standard to have a significant impact on the timing of revenue recognition associated with its fixed fee and minimum guarantee arrangements, as a majority of such revenue is expected to be recognized at the initiation of the license term. The Company currently expects to adopt this standard using the modified retrospective method, under which the Company would record a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2018 determined on the basis of the impact of the new standard on contracts that are not completed as of January 1, 2018. The Company is currently evaluating and finalizing the full impact of this new standard on its financial statements.
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)." The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this new standard.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact the adoption of this new accounting standard would have on its consolidated financial statements and footnote disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this standard will have on its consolidated statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." This ASU requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued. The Company is evaluating the impact of adoption of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.
NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Prepaid income taxes	$6,645	$22,890
Interest receivable	310	2,427
Other	12,195	2,813
	$19,150	$28,130

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Equipment, furniture and other	$28,071	$18,738
Building and improvements	18,153	455
Land	5,300	—
Leasehold improvements	6,346	3,840

	57,870	23,033
Less: Accumulated depreciation and amortization	(19,015)	(19,285)

	$38,855	$3,748

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 amounted to $2.3 million, $1.6 million and $1.8 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Employee compensation and benefits	$18,584	$6,848
Accrued interest	2,200	—
Other	8,302	3,414
	$29,086	$10,262

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Unrealized loss on available-for-sale securities, net of tax	$(148)	$(1,437)
	$(148)	$(1,437)
NOTE 5 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$36,590	$7	$(95)	$36,502
Commercial paper	5,220	—	(4)	5,216
Treasury and agency notes and bills	6,029	—	(57)	5,972
Money market funds	14,146	—	—	14,146
Total available-for-sale securities	$61,985	$7	$(156)	$61,836
Reported in:
Cash and cash equivalents				$14,457
Short-term investments				47,379
Total marketable securities				$61,836

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$257,461	$7	$(1,286)	$256,182
Municipal bonds and notes	70,772	12	(81)	70,703
Commercial paper	5,377	3	—	5,380
Treasury and agency notes and bills	26,973	—	(93)	26,880
Money market funds	715	—	—	715
Total available-for-sale securities	$361,298	$22	$(1,460)	$359,860
Reported in:
Cash and cash equivalents				$715
Short-term investments				359,145
Total marketable securities				$359,860

At December 31, 2016 and December 31, 2015, the Company had $113.0 million and $381.7 million, respectively, in cash, cash equivalents and short-term investments. The majority of these amounts were held in marketable securities, as shown above. The remaining balance of $51.2 million and $21.9 million at December 31, 2016 and December 31, 2015, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2016, 2015 and 2014.
Unrealized losses (net of unrealized gains) of $0.1 million, net of tax, as of December 31, 2016, were related to a temporary decrease in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of December 31, 2016 because the Company has the ability to hold these investments to allow for recovery, and does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the years ended December 31, 2016, 2015 and 2014, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at December 31, 2016 and 2015, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

December 31, 2016	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$14,678	$(44)	$13,230	$(51)	$27,908	$(95)
Treasury and agency notes and bills	5,972	(57)	—	—	5,972	(57)
Commercial paper	5,216	(4)	—	—	5,216	(4)
Total	$25,866	$(105)	$13,230	$(51)	$39,096	$(156)

December 31, 2015	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$183,491	$(1,162)	$70,447	$(124)	$253,938	$(1,286)
Municipal bonds and notes	60,976	(81)	—	—	60,976	(81)
Treasury and agency notes	26,880	(93)	—	—	26,880	(93)
Total	$271,347	$(1,336)	$70,447	$(124)	$341,794	$(1,460)

The estimated fair value of marketable securities by contractual maturity at December 31, 2016 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$32,035
Due in one to two years	22,835
Due in two to three years	6,966
Total	$61,836
NOTE 6 – DISCONTINUED OPERATIONS
The following are included in the Company's discontinued operations:

•
In 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these efforts, the Company is no longer operating facilities in Arcadia, California, Rochester, New York, Hsinchu, Taiwan and Japan. As a result of these actions, certain assets were impaired or were written off entirely and restructuring and other charges were taken in 2013. All material assets of these operations were sold or licensed to a third party in December 2014 generating a gain of $7.6 million which is included in discontinued operations.

The business discussed above is considered discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within all statements of operations presented and the current balance sheet.

The results from discontinued operations were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue:
Product and service revenues	$—	$—	$32
Total revenue	—	—	32
Operating expenses:
Cost of revenue	—	—	21
Research, development and other related costs	—	—	6,190
Selling, general and administrative	—	389	6,254
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents	—	(371)	(3,178)	(1)
Impairment of goodwill	—	—	—
Total operating expenses	—	18	9,287
Other income and (expense), net	—	—	629
Operating loss before taxes	—	(18)	(8,626)
Expense (benefit) from income taxes	—	83	(4,137)
Net loss from discontinued operations	$—	$(101)	$(4,489)

(1) As noted above, the Company underwent restructuring activities in 2014. Additionally, the Company sold assets and the proceeds are netted against expenses.

There were no assets or liabilities associated with discontinued operations at December 31, 2016 or 2015.

NOTE 7 – FAIR VALUE

The Company follows the authoritative guidance fair value measurement and the fair value option for financial assets and financial liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets.
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

When applying fair value principles in the valuation of assets, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2015 and December 31, 2016.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2016 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds (1)	$14,146	$14,146	$—	$—
Corporate bonds and notes (2)	36,502	—	36,502	—
Treasury and agency notes and bills (2)	5,972	—	5,972	—
Commercial paper (2)	5,216	—	5,216	—
Total Assets	$61,836	$14,146	$47,690	$—
The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2016:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.
The Company also has outstanding debt at December 31, 2016 that is considered a level 2 liability and is measured at fair value on a recurring basis. See Note 10 "Debt" for additional information. At December 31, 2016, the fair value of our debt is not materially different than the outstanding principal amount.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2015 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds (1)	$715	$715	$—	$—
Corporate bonds and notes (2)	256,182	—	256,182	—
Municipal bonds and notes (2)	70,703	—	70,703	—
Treasury and agency notes and bills (2)	26,880	—	26,880	—
Commercial paper (3)	5,380	—	5,380	—
Total Assets	$359,860	$715	$359,145	$—

The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2015:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as either cash and cash equivalents or short-term investments.

Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Assets held for sale	Assets included in discontinued operations and held for sale	Other
Balance at December 31, 2014	$—	$—	$4,280
Assets transferred	—	—	—
Assets sold	—	—	—
Assets received	—	—	—
Balance at December 31, 2015	$—	$—	$4,280
Assets transferred	—	—	—
Assets sold	—	—	—
Assets received	—	—	—
Balance at December 31, 2016	$—	$—	$4,280	(1)

(1) This amount represents the value of the patents that were received as part of licensing settlements with customers. These assets were valued using a methodology based on an arms-length purchase price of bulk patent assets, with adjustments based on limited pick rights, the total available market, and remaining average patent life. The value above is gross and the accumulated amortization to date is $1.6 million.

NOTE 8 - BUSINESS COMBINATIONS

DTS, Inc.
On December 1, 2016, the Company completed its acquisition of DTS, Inc. ("DTS"), pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 19, 2016, among Tessera Technologies, Inc. (“Tessera”), DTS, the Company, Tempe Merger Sub Corporation (“Parent Merger Sub”) and Arizona Merger Sub Corporation (“Company Merger Sub,” and together with Parent Merger Sub, the “Merger Subs”). On December 1, 2016, Tessera implemented a holding company reorganization whereby Parent Merger Sub merged with and into Tessera (the “Parent Merger”), with Tessera as the surviving corporation, and thereafter Company Merger Sub merged with and into DTS (the “Company Merger” and, together with the Parent Merger, the “Mergers”), with DTS as the surviving corporation. As a result of the Mergers, both DTS and Tessera became wholly owned subsidiaries of the Company. Following the Parent Merger, the Company became the successor issuer to Tessera, a Delaware corporation, pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended.
DTS is a premier audio technology solutions provider for high-definition entertainment experiences. DTS's audio solutions are designed to enable recording, delivery and playback of simple, personalized, and immersive high-definition audio and are incorporated by hundreds of licensee customers around the world into an array of consumer electronics devices, including televisions, personal computers, smartphones, tablets, automotive audio systems, digital media players, set-top-boxes, soundbars, wireless speakers, video game consoles, Blu-ray Disc players, audio/video receivers, DVD-based products, and home theater systems. The Company expects the transaction to combine DTS's advanced audio technologies with the Company's existing complementary products, technologies, customer channels and intellectual property assets to enable the creation of an expanded, integrated platform to invent the future of smart sight and sound.
At the effective time of the Parent Merger, each share of Tessera common stock was converted into an equivalent corresponding share of Company common stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Tessera common stock being converted. Accordingly, upon consummation of the Parent Merger, Tessera’s stockholders immediately prior to the consummation of the Parent Merger became stockholders of the Company. The stockholders of Tessera will not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their shares in the Parent Merger. The Parent Merger was conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “DGCL”), which provides for the formation of a holding company without a vote of the stockholders of the constituent corporation. The conversion of Tessera common stock occurred automatically without an exchange of stock certificates. After the Parent Merger, unless exchanged, stock certificates that previously represented shares of Tessera common stock now represent the same number of shares of Company common stock.
At the effective time of the Company Merger: (i) each outstanding share of DTS common stock was converted into the right to receive $42.50 in cash; (ii) each then outstanding, in-the-money, vested option to purchase shares of DTS common stock was canceled, and the holder of such option was entitled to receive cash equal to $42.50 less the exercise price of each option multiplied by the number of options outstanding less applicable taxes; (iii) each then outstanding vested DTS restricted stock unit award was canceled, and the holder of such restricted stock unit award was entitled to receive cash equal to $42.50 per unit outstanding less applicable taxes; and (iv) each then outstanding DTS performance-based restricted stock unit award (treating for this purpose any performance-based vesting condition to which such DTS performance-based restricted stock unit award was subject as of the effective time of the acquisition as having been attained at the “target level”) became fully vested and canceled, and the holder of such performance-based restricted stock unit award was entitled to receive cash equal to $42.50 per unit outstanding less applicable taxes. In addition, at the effective time of the acquisition: (i) each then outstanding, out-of-the-money, vested or unvested option and each then outstanding, in-the-money, unvested option to purchase shares of DTS common stock was assumed by the Company and converted into an option to purchase shares of the Company's common stock pursuant to the exchange ratio set forth in the Merger Agreement; and (ii) each then outstanding unvested DTS restricted stock unit award was assumed by the Company and converted into restricted stock unit award of the Company pursuant to the exchange ratio set forth in the Merger Agreement, in each case with substantially the same terms and conditions as applied to such DTS equity award immediately prior to the effective time of the acquisition.
Merger Consideration
The Company funded the acquisition with a combination of cash and investments and debt proceeds from the new Credit Agreement (see Note 10 - "Debt" for additional information). The aggregate consideration for the acquisition consisted of the following (in thousands):

Cash paid for outstanding DTS common stock	$764,331
Cash paid for payoff of existing DTS debt	128,855
Cash paid for vested DTS equity awards	48,395
Fair value of assumed DTS equity awards relating to pre-acquisition services	13,124
Aggregate purchase price	$954,705
Preliminary Purchase Price Allocation
The acquisition was accounted for under the acquisition method of accounting. The preliminary allocation of the purchase price, which was based on preliminary estimates and valuations of management, was (in thousands):

	Estimated Useful Life (years)		Estimated Fair Value

Cash and cash equivalents			$53,377
Accounts receivable			27,114
Unbilled contracts receivable, short-term			52,845
Other current assets			5,269
Prepaid income taxes			3,278
Property and equipment			33,573
Goodwill			372,827
Identifiable intangible assets:
Customer contracts and related relationships	3-7	281,569
Developed technology	5-6	143,639
Trademarks and tradenames	8	38,483
Noncompete agreements	1	2,231
In-process research and development (IPR&D)		3,156
Total identifiable intangible assets			469,078
Long-term deferred tax assets			637
Unbilled contracts receivable, long-term			12,464
Other assets			4,423
Accounts payable			(4,006)
Accrued liabilities			(19,727)
Deferred revenue			(561)
Income taxes payable			(727)
Long-term deferred tax liabilities			(39,822)
Other long-term liabilities			(15,337)
Aggregate purchase price			$954,705

Customer contracts and related relationships represent existing contracts and relationships with customers or service providers in the home, automobile and mobile markets, broadcast equipment manufacturers and radio broadcasters, content distributors, and others. Developed technology relates to the underlying DTS audio and HD Radio technology solutions and existing features that have reached technological feasibility. Tradenames are primarily related to various DTS and HD Radio consumer brand names. The discount rate utilized to value these intangible assets was 14.0%. IPR&D represents assets that are currently being developed and have not yet been completed or fully commercialized. The discount rate utilized to value IPR&D was 14.5%, which reflects higher technological and operational risk associated with IPR&D assets. The Company will test these intangible assets for impairment in accordance with its policy in Note 2 - "Summary of Significant Accounting Policies."
The fair values of the customer contracts and related relationships were determined using the multi-period excess earnings and replacement cost methods. The fair values of the developed technology, tradenames and IPR&D were determined using the relief-from-royalty method. The discount rate was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and it includes the value of synergies, such as anticipated reduced operating costs, between DTS and the Company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. All of the goodwill from the acquisition is assigned to the Company's Product Licensing reporting unit. None of the goodwill recognized upon the acquisition is deductible for tax purposes.
Certain amounts of assets and liabilities recorded in the preliminary purchase price allocation above are provisional and are subject to certain working capital and other adjustments, which could potentially be material. The Company has not yet obtained all available information necessary to finalize the measurement of all assets and liabilities acquired. The measurement of unbilled contracts receivable remains provisional, as the Company has not yet obtained all the necessary information to determine the final amounts of cash collected from customers that relate to products manufactured prior to December 1, 2016. The measurement of acquired deferred income taxes has not been finalized as the Company is currently in the process of obtaining the necessary information to complete the analysis related to certain acquired tax attributes. In addition, the Company is waiting on information related to certain pre-acquisition income tax filing positions of DTS that will assist the Company in finalizing the amounts to record for the acquired deferred income taxes. The Company is also waiting on information to assist the Company in finalizing the recording of any assumed uncertain income tax positions. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of acquisition.
Certain cash collections from licensing arrangements acquired from DTS received or expected to be received subsequent to the acquisition date of December 1, 2016 resulted from products manufactured or sold prior to December 1, 2016. The related customer reporting is typically not received until the quarter after manufacture or sale. Due to the application of the acquisition method of accounting, the Company recorded an estimated unbilled contract receivable of $25.3 million in the purchase price allocation, representing the estimate of revenue earned prior to December 1, 2016 that is expected to be reported and paid subsequent to December 1, 2016. This amount was recorded based on initial estimates, and is subject to change once the Company receives all customer royalty reports relating to manufacturing or sales activity prior to December 1, 2016.
Under existing minimum guarantee arrangements acquired from DTS, there were approximately $41.7 million of unbilled remaining payments expected to be collected subsequent to the acquisition date, with a vast majority of payments expected to be collected by the end of 2018. Under the acquisition method of purchase accounting, the Company calculated the fair value of these remaining payments to be $40.0 million, and recorded this amount as acquired receivables in the purchase price allocation. Future collections under these contracts will be recorded as a reduction to unbilled contract receivables.
Transaction costs to consummate the Mergers, primarily adviser and legal fees, were recognized separately from the business combination and totaled $11.1 million, which is reflected in selling, general and administrative expense on the consolidated statement of operations for the year ended December 31, 2016.
In connection with the Mergers, the Company assumed unvested DTS equity awards with a fair value of $45.4 million, of which $13.1 million related to pre-acquisition services and was included in the purchase price, and $32.3 million related to post-acquisition services. The fair value relating to post-acquisition services will be amortized as stock-based compensation expense over the remaining service period for each award. For the year ended December 31, 2016, the Company recognized $4.9 million and $1.7 million in selling, general and administrative and research and development expense, respectively, associated with the unvested DTS equity awards assumed. The fair value of the assumed unvested DTS equity awards was calculated using the same method used to calculate the fair value of all of the Company's stock awards discussed in Note 2 - "Summary of Significant Accounting Policies."
Supplemental Pro Forma Information
The following unaudited pro forma financial information assumes the companies were combined as of January 1, 2015 and includes the impact of purchase accounting and other material nonrecurring adjustments directly attributable to the acquisition. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2015, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if DTS had been included in the Company's consolidated statements of operations as of January 1, 2015 (unaudited, in thousands):

	Revenue		Earnings
Actual for the year ended December 31, 2015	$273,300		$117,016
Actual for the year ended December 31, 2016	$259,565	(1)	$56,089	(1)
Supplemental pro forma for the year ended December 31, 2015 (unaudited)	$358,911	(2)	$(38,139)	(2)(3)(4)
Supplemental pro forma for the year ended December 31, 2016 (unaudited)	$434,971	(2)	$17	(2)(3)(4)

(1) Unless otherwise stated, the Company's financial results for 2016 include DTS from December 1, 2016 to December 31, 2016. Revenue recognized from licensing agreements acquired from DTS amounted to $0.2 million for the year ended December 31, 2016. Earnings of DTS included in the consolidated statement of operations for the year ended December 31, 2016 was a loss of $22.7 million.
(2) Reflects estimated reduction to historical combined revenue of $52.6 million and $12.6 million for 2015 and 2016, respectively, primarily relating to the estimated impact of purchase accounting on acquired minimum guarantee arrangements and per-unit royalties associated with licensee products manufactured or sold prior to January 1, 2015.
(3) Reflects the following pro forma adjustments to historical combined expenses (unaudited, in thousands):

	2015	2016
Estimated increase in combined amortization and depreciation expense due to acquired intangible assets and property and equipment measured at fair value	$75,975	$59,092
Estimated increase in combined stock-based compensation expense due to assumed DTS equity awards measured at fair value	$6,888	$4,781
Estimated increase in combined interest and other expense, net due to estimated increase in interest expense (and amortization of debt issuance costs) from new debt obtained to finance the Transaction and estimated lower interest income from lower investment holdings	$28,964	$24,806
Elimination of Tessera and DTS non-recurring transaction costs reflected in historical results	$—	$(27,900)
Estimated increase (decrease) to combined expense for non-recurring employee-related costs resulting from the acquisition, including severance and retention bonus expense	$21,100	$(3,436)
(4) The tax effects of the pro forma adjustments are estimated using a weighted-average statutory tax rate of 23%.

Ziptronix
On August 27, 2015, the Company completed its acquisition of Ziptronix, Inc. (“Ziptronix”) for approximately $39 million in cash, net of $1.5 million in working capital (which includes $1.9 million in cash) acquired. Approximately $0.7 million of the consideration was withheld until certain employees complete the term of their employment obligations. The acquisition expands the Company's existing advanced packaging capabilities by adding a low-temperature wafer bonding technology platform that will accelerate delivery of 2.5D and 3D-IC solutions to semiconductor industry customers.
Ziptronix’s patented ZiBond® direct bonding and DBI® hybrid bonding technologies deliver scalable, low total cost-of-ownership manufacturing solutions for 3D stacking. Ziptronix’s intellectual property has been licensed to Sony Corporation for volume production of CMOS image sensors. Ziptronix’s technology is also relevant to next-generation stacked memory, 2.5D FPGAs, RF Front-End and MEMS devices, among other semiconductor applications. The significant future market opportunity for the Company to own Ziptronix contributed to a purchase price in excess of the fair value of the underlying net assets and identified intangible assets acquired from Ziptronix and, as a result, the Company has recorded goodwill in connection with this transaction. The business combination transaction was accounted for using the acquisition method of accounting.
Purchase Price Allocation
In accordance with the accounting guidance on business combinations, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Based upon the fair values acquired, the purchase price allocation is as follows (in thousands):

			Estimated Useful Life (Years)
Net tangible assets and liabilities:
Unbilled contract asset	$3,380
Deferred tax assets and liabilities, net	(7,671)	(1)
Other accrued liabilities	(385)
	$(4,676)
Identified intangible assets:
Patents/existing technology	$32,300		5-8
Trade name	1,300		8
Customer relationships	1,600		2
Goodwill	8,037	(2)	N/A
	$43,237

Total purchase price	$38,561

(1) The $7.7 million of deferred tax assets and liabilities, net is the anticipated tax effect from the amortization of identified intangible assets acquired, net of tax benefits from operating losses the Company expects to utilize.

(2) The Company does not anticipate that any of this goodwill will be deductible for tax purposes.
The following unaudited pro forma financial information assumes the companies were combined as of January 1, 2014. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2014, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if Ziptronix had been included in the Company's consolidated statements of operations as of January 1, 2014 (unaudited, in thousands):

	Revenue		Earnings
Actual for the year ended December 31, 2014	$278,807		$170,454
Actual for the year ended December 31, 2015	$273,300		$117,016
Supplemental pro forma for the year ended December 31, 2014 (unaudited)	$282,637		$167,165	(1)
Supplemental pro forma for the year ended December 31, 2015 (unaudited)	$304,615	(3)	$137,595	(1) (2) (3)
(1) Includes $5.6 million in pre-tax amortization costs related to the intangible assets acquired.
(2) Excludes $3.1 million in acquisition related costs, primarily financial advisor fees and contract settlement costs incurred by Ziptronix in connection with the acquisition.
(3) Almost all of the revenue and earnings related to Ziptronix in this period is the result of one-time license fee payments during the three months ended March 31, 2015 (unaudited).
NOTE 9 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

In 2016, the Company assessed goodwill impairment for its reporting units. As of September 30, 2016, the Company assessed goodwill impairment for its reporting units by performing a qualitative assessment and no impairment of goodwill was indicated as the Company concluded that it was more likely than not that the fair value of its reporting units exceeded its carrying amount. In addition, other than the acquisition of DTS which the Company believes did not impact its prior goodwill valuation, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the fourth quarter of the year ended December 31, 2016.
The changes to the carrying value of goodwill from January 1, 2015 through December 31, 2016 are reflected below (in thousands):

December 31, 2014	$2,099
Goodwill acquired through the acquisition of Ziptronix, Inc. (1)	8,037
December 31, 2015	$10,136
Goodwill acquired through the acquisition of DTS (1)	372,827

December 31, 2016	$382,963	(2)
(1) For more information regarding these transactions, see Note 8 - "Business Combinations."
(2) Of this amount, approximately $375.3 million is allocated to our Product Licensing reporting unit and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting unit.
Identified intangible assets consisted of the following (in thousands):

		December 31, 2016			December 31, 2015
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$140,744	$(96,896)	$43,848	$140,345	$(79,128)	$61,217
Existing technology (1)	5-10	203,442	(27,315)	176,127	50,620	(20,182)	30,438
Customer contracts and related relationships(2)	3-9	291,769	(14,011)	277,758	10,200	(7,792)	2,408
Trademarks/trade name (3)	4-10	40,083	(1,138)	38,945	1,600	(574)	1,026
Non-competition agreements (4)	1	2,231	(186)	2,045	—	—	—
Total amortizable intangible assets		678,269	(139,546)	538,723	202,765	(107,676)	95,089
IPR&D (4)		3,156	—	3,156
Total intangible assets		$681,425	$(139,546)	$541,879	$202,765	$(107,676)	$95,089
(1) In 2016, $143.6 million of existing technology was acquired through the acquisition of DTS. In 2015, $31.7 million of existing technology was acquired through our acquisition of Ziptronix.
(2) In 2016, $281.6 million of customer contracts was acquired through the acquisition of DTS.
(3) In 2016, $38.5 million of trademarks/trade names was acquired through the acquisition of DTS.
(4) In 2016, amount was acquired through the acquisition of DTS.
For more information regarding these acquisitions, see Note 8 - "Business Combinations."
Amortization expense for the years ended December 31, 2016, 2015, and 2014 amounted to $31.9 million, $20.6 million and $18.5 million, respectively. As of December 31, 2015, the estimated future amortization expense of intangible assets is as follows (in thousands):

2017	$111,813
2018	107,396
2019	98,310
2020	86,595
2021	78,933
Thereafter	55,676
$538,723

NOTE 10 – DEBT
On December 1, 2016, in connection with the consummation of the acquisition of DTS, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto.
The Credit Agreement provides for a $600 million seven-year term B loan facility (the “Term B Loan Facility”). The interest rates applicable to loans outstanding under the Credit Agreement with respect to the Term B Loan Facility are (i) until the delivery of financial statements for the first full fiscal quarter ending after December 1, 2016 equal to, at the Company's option, either a base rate plus a margin of 2.25% per annum or LIBOR plus a margin of 3.25% per annum (the “Effective Date Margin”) and (ii) thereafter, (x) the Effective Date Margin or (y) so long as the ratio of consolidated indebtedness of the Company (minus all unrestricted cash and cash equivalents) to consolidated EBITDA (subject to other customary adjustments) is equal to or less than 1.50 to 1.00, equal to, at the Company's option either a base rate plus a margin of 2.00% per annum or LIBOR plus a margin of 3.00% per annum. Commencing March 31, 2017, the Term B Loan Facility will amortize in equal quarterly installments in aggregate quarterly amounts equal to 0.25% of the original principal amount of the Term B Loan Facility, with the balance payable on the maturity date of the Term B Loan Facility (in each case subject to adjustment for prepayments). The Term B Loan Facility matures on November 30, 2023.
Upon the closing of the Credit Agreement, the Company borrowed $600 million under the Term B Loan facility. Net proceeds were used on December 1, 2016, together with cash and cash equivalents, to finance the acquisition of DTS.
The obligations under the Credit Agreement are guaranteed by the Company pursuant to the Guaranty (the “Guaranty”), dated December 1, 2016, among the Company, Royal Bank of Canada, as administrative agent, and the other subsidiary guarantors party thereto. The obligations under the Credit Agreement are guaranteed by substantially all of the assets of the Company pursuant to the Security Agreement (the “Security Agreement”), dated December 1, 2016, among the Company, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto.

The Credit Agreement contains customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder.
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. There were no compliant requirements as of December 31, 2016.
At December 31, 2016, $600 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 4.4%. Interest is payable quarterly. There were also $16.8 million of unamortized debt issuance costs. Interest expense for 2016 was $2.4 million which includes $0.2 million in amortized debt issuance costs.
As of December 31, 2016, future minimum principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

2017	$6,000
2018	6,000
2019	6,000
2020	6,000
2021	6,000
Thereafter	570,000
Total	$600,000
Additional payments of debt principal must be made in the event of certain working capital conditions as outlined in the Credit Agreement. There are no penalties for these payments.
NOTE 11 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2016, 2015 and 2014.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2016	2015	2014

Weighted average common shares outstanding	49,203	51,841	52,898
Unvested common shares subject to repurchase	(16)	(39)	(79)
Total common shares-basic	49,187	51,802	52,819
Effect of dilutive securities:
Options	357	343	346
Restricted stock awards and units	646	441	398
Total common shares-diluted	50,190	52,586	53,563

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income (loss) per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted stock awards and units and incremental common shares issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized stock compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid-in capital.
For the years ended December 31, 2016, 2015 and 2014 in the calculation of net income per share, 0.7 million, 0.1 million and 1.5 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income (loss) per share as they were anti-dilutive.
NOTE 12 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of December 31, 2016, the total amount authorized for repurchases is $450.0 million. As of December 31, 2016, the Company had repurchased a total of approximately 10,488,000 shares of common stock, since inception of the plan, at an average price of $27.83 per share for a total cost of $291.8 million. As of December 31, 2015, the Company had repurchased a total of approximately 8,234,000 shares of common stock, since inception of the plan, at an average price of $27.22 per share for a total cost of $224.1 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2016, the total amount available for repurchase was $158.2 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and non-statutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of December 31, 2016, there were approximately 3.4 million shares reserved for future grant under this plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

		Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2013	3,917	$18.37
Options granted	220	$22.29
Options exercised	(1,797)	$18.13
Options canceled / forfeited / expired	(724)	$18.00
Balance at December 31, 2014	1,616	$19.34
Options granted	84	$36.60
Options exercised	(465)	$19.35
Options canceled / forfeited / expired	(93)	$19.04
Balance at December 31, 2015	1,142	$20.63
Options assumed	586	$29.05
Options exercised	(350)	$20.01
Options canceled / forfeited / expired	(46)	$23.25
Balance at December 31, 2016	1,332	$24.41	5.65	$26,366

Vested and expected to vest at December 31, 2016	1,274		5.56	$25,230
Exercisable at December 31, 2016	813		4.67	$15,039

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$12.52 - $18.65	139	5.83	$16.18	83	$14.97
$18.74 - $18.76	15	5.18	$18.75	7	$18.74
$18.84 - $18.84	367	6.94	$18.84	258	$18.84
$18.89 - $19.33	141	3.73	$19.22	76	$19.24
$19.34 - $20.43	201	5.49	$19.87	98	$19.93
$20.63 - $26.16	145	6.62	$22.86	58	$23.44
$26.34 - $38.65	121	8.02	$34.64	30	$34.52
$40.87 - $40.87	4	1.18	$40.87	4	$40.87
$41.15 - $41.15	10	3.33	$41.15	10	$41.15
$43.77 - $43.77	189	2.61	$43.77	189	$43.77
$12.52 - $43.77	1,332	5.65	$24.41	813	$25.71

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of December 31, 2016 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2013	737	348	1,085	$18.46
Awards and units granted	222	309	531	$22.41
Awards and units vested / earned	(289)	—	(289)	$18.85
Awards and units canceled / forfeited	(168)	(24)	(192)	$17.91
Balance at December 31, 2014	502	633	1,135	$20.30
Awards and units granted	472	90	562	$39.77
Awards and units vested / earned	(240)	(144)	(384)	$20.17
Awards and units canceled / forfeited	(44)	(60)	(104)	$21.54
Balance at December 31, 2015	690	519	1,209	$29.28
Awards and units granted	596	86	682	$30.85
Awards assumed	925	—	925	$40.13
Awards and units vested / earned	(398)	(84)	(482)	$32.18
Awards and units canceled / forfeited	(117)	(137)	(254)	$29.64
Balance at December 31, 2016	1,696	384	2,080	$33.91

Performance Awards and Units
Performance awards and units may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such performance awards and units are generally linked to one or more performance goals or other specific performance goals determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and range from zero to 100 percent of the grant.
Employee Stock Purchase Plans
In August 2003, the Board adopted the 2003 Employee Stock Purchase Plan (the "ESPP"), which was approved by the Company’s stockholders in September 2003 and became effective February 1, 2004. Subsequently, the Board adopted the International Employee Stock Purchase Plan (the “International ESPP”) in June 2008.
The ESPP has a series of consecutive, overlapping 24-month offering periods. The first offering period commenced February 1, 2004, the effective date of the ESPP, as determined by the Board of Directors.
Individuals who own less than 5% of the Company’s voting stock, are scheduled to work more than 20 hours per week and whose customary employment is for more than five months in any calendar year may join an offering period on the first day of the offering period or the beginning of any semi-annual purchase period within that period. Individuals who become eligible employees after the start date of an offering period may join the ESPP at the beginning of any subsequent semi-annual purchase period.
Participants may contribute up to 20% of their cash earnings through payroll deductions, and the accumulated deductions will apply to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.
An eligible employee’s right to buy the Company’s common stock under the ESPP may not accrue at a rate in excess of $25,000 of the fair market value of such shares per calendar year for each calendar year of an offering period.
If the fair market value per share of the Company’s common stock on any purchase date is less than the fair market value per share on the start date of the 24-month offering period, then that offering period will automatically terminate and a new 24-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period.
As of December 31, 2016, there were approximately 407,000 shares reserved for grant under the ESPP and the International ESPP, collectively.
Dividends
Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors. The Company began paying a $0.10 quarterly dividend in the second quarter of 2012 and also paid special dividends in 2013 and 2014. In February 2015, the Company doubled the quarterly dividend to $0.20 per share effective in March 2015. Dividends declared were $0.80, $0.80 and $0.92 per common share in 2016, 2015 and 2014, respectively.

Assumed Plans
Certain stock awards plans were assumed in the DTS acquisition. The awards outstanding under these plans are included in the tables above. No future grants will be made under these plans.

NOTE 13 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$—	$—	$18
Research, development and other related costs	7,104	4,005	2,823
Selling, general and administrative	13,997	7,512	10,428
Total stock-based compensation expense	21,101	11,517	13,269
Tax effect on stock-based compensation expense	(6,314)	(3,107)	(1,968)
Net effect on net income	$14,787	$8,410	$11,301

Stock-based compensation expense categorized by various equity components for the years ended December 31, 2016, 2015 and 2014 is summarized in the table below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Employee stock options	$3,249	$2,676	$3,336
Restricted stock awards and units	17,024	8,232	9,322
Employee stock purchase plan	828	609	611
Total stock-based compensation expense	$21,101	$11,517	$13,269
In December 2016, the Company assumed and granted stock awards covering 682,000 shares in connection with the DTS acquisition. During the years ended December 31, 2015 and 2014, the Company granted stock options covering 84,000 and 220,000 shares, respectively. The 2016, 2015 and 2014 estimated per share fair value of those grants was $15.87, $8.57 and $5.71, respectively, before estimated forfeitures.
The total fair value of restricted stock awards vested during the years ended December 31, 2016, 2015 and 2014 was $15.9 million, $7.7 million and $5.5 million, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $5.5 million, $9.3 million and $13.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2016, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $2.2 million to be recognized over an estimated weighted average amortization period of 1.2 years and $33.7 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.4 years. As of December 31, 2015, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $3.0 million to be recognized over an estimated weighted average amortization period of 2.0 years and $11.1 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.2 years.
The Company uses the Black-Scholes option pricing model to determine the estimated fair value of options. The fair value of each option grant is determined on the date of grant and the expense is recorded on a straight-line basis. The assumptions used in the model include expected life, volatility, risk-free interest rate, and dividend yield. The Company’s determinations of these assumptions are outlined below.
Expected life – The expected life assumption is based on analysis of the Company’s historical employee exercise patterns. The expected life of options granted under the ESPP represents the offering period of two years.
Volatility – Volatility is calculated using the historical volatility of the Company’s common stock for a term consistent with the expected life. Historical volatility of the Company’s common stock is also utilized for the ESPP.
Risk-free interest rate – The risk-free interest rate assumption is based on the U.S. Treasury rate for issues with remaining terms similar to the expected life of the options.
Dividend yield – Expected dividend yield is calculated based on cash dividends declared by the Board for the previous four quarters and dividing that result by the average closing price of the Company’s common stock for the quarter. Cash dividends are not paid on options, restricted stock units or unvested restricted stock awards.
In addition, the Company estimates forfeiture rates. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
The following assumptions were used to value the awards granted:

	Years Ended December 31,
	2016	2015	2014
Expected life (in years)	3.8	3.8	4.9
Risk-free interest rate	1.7%	1.1 - 1.4%	1.6 - 1.8%
Dividend yield	2.4%	2.1 - 2.9%	3.4 - 4.1%
Expected volatility	29.0%	34.0 - 35.6%	37.3 - 41.4%
The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2016	2015	2014
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	0.5 - 0.8%	0.4 - 0.7%	0.3 - 0.5%
Dividend yield	2.4 - 3.0%	2.1 - 3.4%	3.4 - 3.5%
Expected volatility	30.0%	29.7 - 30.0%	27.6 - 30.6%
For the years ended December 31, 2016, 2015 and 2014, an aggregate of 89,000, 77,000 and 137,000 common shares, respectively, were purchased pursuant to the ESPP.
Modifications
From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. As a result of modifications related to former employees, the Company incurred stock-based compensation expense of $0.3 million, and $(3.0) million for the years ended December 31, 2015 and 2014, respectively. There were no modifications in 2016.

NOTE 14 – INCOME TAXES
The components of total income (loss) before taxes from continuing operations are as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
U.S.	$90,154	$151,862	$155,757
Foreign	561	13,772	11,489
Total income (loss) before taxes from continuing operations	$90,715	$165,634	$167,246
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years ended December 31,
	2016	2015	2014
Current:
U.S. federal	$9,564	$2,737	$(797)
Foreign	22,552	26,275	31,824
State and local	8	319	8
Total current	32,124	29,331	31,035
Deferred:
U.S. federal	2,365	23,478	(38,732)
Foreign	392	(4,138)	—
State and local	(255)	(154)	—
Total deferred	2,502	19,186	(38,732)
Provision for (benefit from) income taxes	$34,626	$48,517	$(7,697)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$40,969	$15,268
Research tax credit	9,642	5,438
Foreign tax credit	7,201	5,587
Expenses not currently deductible	5,193	12,453
Basis difference in fixed and intangible assets	3,529	4,227
Gross deferred tax assets	66,534	42,973
Valuation allowance	(12,846)	(13,852)
Net deferred tax assets	53,688	29,121
Deferred tax liabilities
Acquired intangible assets, domestic	(70,338)
Acquired intangible assets, foreign	(13,045)	(13,597)
Unremitted earnings of foreign subsidiaries	(129)	(130)
Net deferred tax assets (liabilities)	$(29,824)	$15,394

At December 31, 2016 and 2015, the Company had a valuation allowance of $12.8 million and $13.9 million, respectively, related to federal, state, and foreign tax attributes that the Company believes to be not realizable on a more-likely-than-not basis. The $1.1 million decrease in valuation allowance is primarily related to expired state tax attributes and the tax effects of unrealized capital losses. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company's net deferred tax assets during the 2016 year, the Company determined that it was more likely than not that it would not realize certain state deferred tax assets given the substantial amount of tax attributes that will be utilized to offset forecasted future tax liabilities. The Company will continue to monitor the likelihood that it will be able to recover the deferred tax assets in the future, including those for which a valuation allowance is still recorded. This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	(0.5)	—	—
Stock-based compensation expense	2.0	0.5	0.3
Tax exempt interest	(0.2)	(0.1)	—
Research tax credit and other	(1.2)	(0.3)	(0.3)
Foreign withholding tax	24.7	15.7	18.8
Transaction costs	2.4	—	—
Foreign tax rate differential	0.4	(2.8)	(2.2)
Foreign tax credit	(23.5)	(15.3)	(17.9)
Change in valuation allowance	—	(3.0)	(38.7)
Others	(0.9)	(0.4)	0.4
Total	38.2%	29.3%	(4.6)%

As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $104.2 million and state net operating loss carryforwards of approximately $108.1 million. Substantially all of the federal net operating loss carryforwards are carried over from acquired entities Ziptronix in 2015 and DTS in 2016. The state net operating loss carryforwards are carried over from acquired entities, Siimpel Corporation in 2010, Ziptronix in 2015 and DTS in 2016. The federal net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2024, and will continue to expire through 2034. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2017, and will continue to expire through 2035.

In addition, the Company has research tax credit carryforwards of approximately $6.7 million for federal purposes which were carried over from DTS and Ziptronix. The federal research tax credit will start to expire in 2020, and will continue to expire through 2035. The Company also has research tax credit carryforwards of approximately $10.7 million for state purposes and $0.7 million for foreign purposes, which will never expire. The Company has $8.8 million of foreign tax credit carryforwards which will begin to expire in 2019, and will continue to expire through 2024. Under the provisions of the Internal Revenue Code, substantial changes in the Company or its subsidiaries' ownership may limit the amount of net operating loss and research tax credit carryforwards that can be utilized annually in the future to offset taxable income.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. As such, the Company determined that no valuation allowance is required on the majority of its U.S. federal deferred tax assets and it has recorded a valuation allowance on certain state deferred tax assets.

The Company considers the earnings of certain foreign subsidiaries to be permanently reinvested outside the United States. The Company recognizes the earnings of these foreign subsidiaries to be indefinitely reinvested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and its specific plans for reinvestment of those subsidiaries’ earnings. The Company has not recorded a deferred tax liability on approximately $79.6 million of undistributed earnings. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable, with the exception of the Company's Israel subsidiary, where the closure of this subsidiary is imminent following the Company's announcement to restructure its DigitalOptics business and cease its MEMS manufacturing operations. The Company has accrued a deferred tax liability of $0.1 million for the withholding taxes that would arise on the distribution of the Israel subsidiary's earnings.

As of December 31, 2016, unrecognized tax benefits approximated $30.1 million, of which $23.8 million would affect the effective tax rate if recognized. As of December 31, 2015, unrecognized tax benefits approximated $3.1 million, of which $2.4 million would affect the effective tax rate if recognized. As of December 31, 2016, there are no unrecognized tax benefits expected to decrease due to lapses in the relevant statute of limitations.

The reconciliation of the Company's unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Total unrecognized tax benefits at January 1	$3,071	$2,734	$5,031
Gross increases and decreases due to acquisition of DTS	27,584	—	—
Gross increases and decreases due to tax positions taken in prior periods	139	699	(193)
Gross increases and decreases due to tax positions taken in the current period	264	103	150
Gross increases and decreases due to settlements with taxing authorities	—	—	(2,023)
Gross increases and decreases due to lapses in applicable statutes of limitations	(970)	(465)	(231)
Total unrecognized tax benefits at December 31	$30,088	$3,071	$2,734

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2016, 2015, and 2014, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. For the years ended December 31, 2016 and 2015, the Company accrued $0.5 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.

At December 31, 2016, the Company’s 2011 through 2016 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company is currently under examination by the Internal Revenue Service for tax year 2014. The Company is currently under examination in California for the 2011 and 2012 tax years. We cannot estimate the financial outcome of both examinations. The Company is not currently under foreign income tax examination.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Lease and Purchase Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2029. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2016, 2015 and 2014 amounted to $2.8 million, $2.1 million and $3.6 million, respectively.
As of December 31, 2016, future minimum lease payments are as follows (in thousands):

Lease Obligations
2017	$6,227
2018	5,300
2019	4,699
2020	3,936
2021	856
Thereafter	1,378
$22,396
Under certain contractual arrangements, the Company may be obligated to pay approximately up to $5.2 million over an estimated period of approximately two years if certain milestones are achieved.
Contingencies
At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company is currently unable to predict the final outcome of lawsuits to which it is a party and therefore cannot determine the likelihood of loss nor estimate a range of possible loss. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

Tessera, Inc. v. Toshiba Corporation, Civil Action No. 5:15-cv-02543-BLF (N.D. Cal.)
On May 12, 2015, Tessera, Inc. filed a complaint against Toshiba Corporation (“Toshiba”) in California Superior Court. Tessera, Inc.’s complaint alleges causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief, generally alleging that Toshiba underpaid royalties and failed to cooperate with audits conducted pursuant to the parties’ license agreement.
On June 8, 2015, Toshiba removed the action to the U.S. District Court for the Northern District of California. On June 18, 2015, Toshiba filed its answer, affirmative defenses, and counterclaims to Tessera, Inc.’s complaint. Toshiba alleges counterclaims for declaratory judgment and breach of the implied warranty of good faith and fair dealing. The counterclaims seek, among other things, judicial determinations about the interpretation of the parties’ agreement, termination of the agreement, an accounting of the amount of alleged overpayments by Toshiba, restitution, and damages. On July 10, 2015, Tessera, Inc. filed its answer and affirmative defenses to Toshiba’s counterclaims. On March 17, 2016, Tessera, Inc. filed an amended complaint adding a claim for declaratory relief regarding a February 12, 2016 letter sent by Toshiba to Tessera, Inc. purporting to terminate the parties’ license agreement. On March 18, 2016, Toshiba filed its amended answer, affirmative defenses, and counterclaims. On April 4, 2016, Tessera, Inc. filed an answer to Toshiba’s amended counterclaims.
An initial summary judgment hearing on contract issues took place on September 22, 2016. On November 7, 2016, the Court entered an order granting Toshiba’s motion regarding the definition of “TCC,” and denying summary judgment on the other issues raised by the parties’ cross-motions. On December 6, 2016, Tessera filed a motion pursuant to Federal Rule of Civil Procedure 54(b) seeking authorization to appeal the order and for a stay, which motion is set for hearing on February 23, 2017. Fact discovery is closed, and expert discovery closes April 21, 2017. A hearing on any remaining motions for summary judgment is set for March 16, 2017. A jury trial is scheduled to begin on June 19, 2017.
Garfield v. DTS, Inc., et al., Civil Action No. TN6317 (Superior Court of California, Ventura County)
On October 26, 2016, an alleged stockholder of DTS, Robert Garfield, filed a putative class action lawsuit in the Superior Court of California, Ventura County, against DTS, Inc. (“DTS”), members of DTS’s board of directors, DTS’s financial advisor in connection with the DTS acquisition, and the Company.  The complaint purports to allege claims for breach of fiduciary duties of care, good faith, and loyalty against the DTS directors; breach of the fiduciary duty of disclosure against DTS and the DTS directors; and aiding and abetting the purported breaches of fiduciary duties against the Company and DTS’s financial advisor. The complaint seeks, inter alia, certification as a class action; an order enjoining the merger or, if it is consummated, an order rescinding it; a reduction in the termination fee payable by DTS to the Company; damages; and attorneys’ fees.  On October 31, 2016, Garfield filed an application for a temporary restraining order seeking to enjoin the merger and for expedited discovery in aid of a preliminary injunction motion. The defendants opposed the TRO application. The defendants also filed motions to dismiss or stay the case, which motions were scheduled to be heard in January 2017. On November 30, 2016, the Court denied the TRO application. On December 26, 2016, Garfield filed a request to dismiss his case without prejudice and on December 28, 2016, the Court entered an order dismissing the case. This matter is now concluded.

Other Litigation Matters
The Company and its subsidiaries are involved in litigation matters and claims in the normal course of business. In the past, the Company and its subsidiaries have litigated to enforce their respective patents and other intellectual property rights, to enforce the terms of license agreements, to protect trade secrets, to determine the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. The Company expects it or its subsidiaries will be involved in similar legal proceedings in the future, including proceedings regarding infringement of its patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of its license agreements.
The existing and any future legal actions may harm the Company’s business. For example, legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to the Company, or to challenge the validity and enforceability of patents owned by the Company’s subsidiaries or the scope of license agreements with the Company’s subsidiaries, and could significantly damage the Company’s relationship with such licensee or strategic partner and, as a result, prevent the adoption of the Company’s other technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of licensees or strategic partners of the Company’s subsidiaries, which in turn would significantly harm ongoing relations with them and cause the Company to lose royalty revenue.

The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within the Company’s control. These costs may be materially higher than expected, which could adversely affect the Company’s operating results and lead to volatility in the price of its common stock. Whether or not determined in the Company’s favor or ultimately settled, litigation diverts managerial, technical, legal and financial resources from the Company’s business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from others, limit the value of the Company’s licensed technology or otherwise negatively impact the Company’s stock price or its business and consolidated financial position, results of operations or cash flows.
NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

In connection with the acquisition of DTS, the Company re-evaluated its reportable segments. The Company concluded that it has two reportable segments: (1) Product Licensing and (2) Semiconductor and IP Licensing. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.
The Chief Executive Officer is also the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting. Each segment has its own executive manager.
The Product Licensing segment, including the Company's DTS and FotoNation subsidiaries, licenses its technologies and intellectual property related to audio, digital radio and imaging solutions under the brands DTS, HD Radio and FotoNation. The Product Licensing solutions typically include the delivery of software or hardware based solutions, combined with various other intellectual property, including know how, patents, trademarks, and copyrights. Product Licensing represents revenue derived primarily from the consumer electronics market and related applications servicing the home, automotive and mobile segments.

The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and IP to manufacturers, foundries, subcontract assemblers and others.  The segment includes revenue generated from the technology and IP portfolios of Tessera, Inc., Ziptronix and Invensas. Tessera, Inc. pioneered chip-scale packaging solutions. Ziptronix pioneered low-temperature wafer bonding solutions.  Invensas develops 3D semiconductor packaging and interconnect solutions for applications such as smartphones, tablets, laptops, PCs, and data centers. The Company expands our technology and IP offerings in this segment through a combination of internal R&D and acquisition.  The Company also provide engineering services to our customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of the Company's technologies.
The Company does not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. The Company does not allocate other income and expense to reportable segments. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.
The following table sets forth the Company’s segment revenue, operating expenses and operating income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015		2014
Revenue:
Semiconductor and IP licensing segment	$229,066		$241,965	$252,378
Product licensing segment (1)	30,499		31,335	26,429
Total revenue	259,565		273,300	278,807

Operating expenses:
Semiconductor and IP licensing segment	72,812		56,315	64,287
Product licensing segment	25,299		11,191	11,954
Unallocated operating expenses (2)	72,066	(3)	43,592	36,870
Total operating expenses	170,177		111,098	113,111

Operating income:
Semiconductor and IP licensing segment	156,254		185,650	188,091
Product licensing segment	5,200		20,144	14,475
Unallocated operating expenses (2)	(72,066)		(43,592)	(36,870)
Total operating income	$89,388		$162,202	$165,696
(1) Includes $0.1 million, $1.3 million and $3.1 million for 2016, 2015 and 2014, respectively, which are not part of current segment operations.
(2) Unallocated operating expenses consist primarily of general and administrative expenses and stock based compensation, and gain on the sale of patents and restructuring. These expenses are not allocated because it is not practical to do so.
(3) Includes approximately $23.9 million in one-time expenses related to the DTS acquisition.
A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue from continuing operations for the periods indicated (in thousands):

	Years Ended December 31,
	2016		2015		2014
U.S.	$99,594	38%	$98,428	36%	$39,448	14%
Korea	95,170	37	87,527	32	98,100	35
Taiwan	34,763	13	57,049	21	100,049	36
Other Asia	16,968	6	16,435	6	33,258	12
China	11,747	5	8,199	3	5,735	2
Europe and other	1,323	1	5,662	2	2,217	1
	$259,565	100%	$273,300	100%	$278,807	100%
For the years ended December 31, 2016, 2015, and 2014, four, four and three customers, respectively, each accounted for 10% or more of total revenue.

As of December 31, 2016, 2015 and 2014 property and equipment, net, by geographical area are presented below (in thousands):

	Years Ended December 31,
	2016	2015	2014
U.S.	$36,891	$3,219	$3,802
Europe and other	1,252	529	520
Asia and other	712	—	—
Total	$38,855	$3,748	$4,322
NOTE 17 – RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES AND GAIN ON SALE OF PATENTS

In 2014, the Company recorded a gain of $11.9 million on patents sold in 2014. Prior to the sale, these patents were included in the Company's patent portfolio available for licensing. This gain was partially offset by approximately $1.5 million in restructuring charges for severance and other facility costs related to reduction in administrative personnel.

For more information regarding these actions, see Note 6 - "Discontinued Operations" and Note 9 - "Goodwill and Identified Intangible Assets."
NOTE 18 – BENEFIT PLAN
The Company maintains 401(k) retirement savings plans that allow voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2016, 2015 and 2014, the Company contributed approximately $0.8 million, $0.4 million, and $0.4 million, respectively, to the 401(k) Plan.
NOTE 19 – SUBSEQUENT EVENTS

Declaration of a Cash Dividend -

On January 26, 2017, the Board declared a cash dividend of $0.20 per share of common stock, payable on March 22, 2017, for the stockholders of record at the close of business on March 1, 2017.

Name Change
On January 26, 2017, the Board approved an amendment to the Company’s Restated Certificate of Incorporation to change its name to “Xperi Corporation” and such amendment became effective on February 23, 2017.

Item 16. Form 10-K Summary

None.

Schedule II. Valuation and Qualifying Accounts for the Years Ended December 31, 2016, 2015 and 2014

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2014	$91,130	$(64,043)	$—	$27,087
2015	$27,087	$(6,485)	$(6,750)	$13,852
2016	$13,852	$(345)	$(660)	$12,847

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 27, 2017

Xperi Corporation

By:	/s/ Thomas Lacey
Thomas Lacey Chief Executive Officer
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Thomas Lacey and Robert Andersen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Lacey Thomas Lacey	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2017

/s/ Robert J. Andersen Robert J. Andersen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors	February 27, 2017

/s/ Tudor Brown Tudor Brown	Director	February 27, 2017

/s/ John Chenault John Chenault	Director	February 27, 2017

/s/ Dave Habiger Dave Habiger	Director	February 27, 2017

/s/ George A. Riedel George A. Riedel	Director	February 27, 2017

/s/ Christopher A. Seams Christopher A. Seams	Director	February 27, 2017

/s/ Donald E. Stout Donald E. Stout	Director	February 27, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1*
Agreement and Plan of Merger, dated as of September 19, 2016, among Tessera Technologies, Inc. (referred to herein as the “Predecessor Registrant”), DTS, Inc., the Registrant, Tempe Merger Sub Corporation and Arizona Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Tessera Technologies, Inc. on September 20, 2016)

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)
3.2
Certificate of Amendment of the Restated Certificate of Incorporation dated as of February 22, 2017 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 27, 2017, and incorporated herein by reference)

3.3	Amended and Restated Bylaws, dated December 1, 2016 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)
3.4
Amendment to the Amended and Restated Bylaws, dated as of December 6, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 7, 2016, and incorporated herein by reference)

10.1
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 7, 2016, and incorporated herein by reference)

10.2+
Tessera Technologies, Inc. 2012 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to the Predecessor Registrant’s Definitive Proxy Statement, filed on February 17, 2012 and incorporated herein by reference)

10.3+
Employee Stock Purchase Plan, as amended and restated effective July 31, 2013 (filed as Appendix B to the Definitive Proxy Statement of the Predecessor Registrant, filed April 16, 2013, and incorporated herein by reference)

10.4+
International Employee Stock Purchase Plan, as amended and restated effective January 30, 2013 (filed as Appendix C to the Predecessor Registrant’s Definitive Proxy Statement, filed April 16, 2013, and incorporated herein by reference)

10.5+	Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Predecessor Registrant’s Definitive Proxy Statement, filed March 18, 2015, and incorporated herein by reference)
10.6+
First Amendment to Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed May 2, 2016, and incorporated herein by reference)

10.7+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Predecessor Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.8+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.9+
Form of Stock Option Agreement (Board) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.10+
Form of Stock Option Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.11+
Form of Stock Option Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.12+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2015, and incorporated herein by reference)

10.13+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Predecessor Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.14+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.15+
Form of Restricted Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.6 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.16+
Form of Restricted Stock Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.7 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.17+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2015, and incorporated herein by reference)

10.18+
Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Predecessor Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.19+
Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.8 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.20+
Form of Deferred Stock Agreement (Performance Vesting) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.9 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.21+
Form of Deferred Stock Agreement (Ireland) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.10 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.22+
Form of Deferred Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.11 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.23+
Form of Deferred Stock Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.24+
Employment Letter, dated December 9, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.1 to the Predecessor Registrant's Current Report on Form 8-K, filed December 11, 2013, and incorporated herein by reference)

10.25+
Severance Agreement, dated December 9, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.2 to the Predecessor Registrant's Current Report on Form 8-K, filed on December 11, 2013, and incorporated herein by reference)

10.26+
Change in Control Severance Agreement, dated December 9, 2013, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.3 to the Predecessor Registrant's Current Report on Form 8-K, filed on December 11, 2013, and incorporated herein by reference)

10.27+
Employment Letter, dated December 19, 2013, by and between the Registrant and Robert Andersen (filed as Exhibit 10.1 to the Predecessor Registrant's Current Report on Form 8-K, filed January 3, 2014, and incorporated herein by reference)

10.28+
Amended and Restated Severance Agreement, dated February 22, 2017, by and between the Registrant and Robert Andersen (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on February 27, 2017 and incorporated herein by reference)

10.29+
Amended and Restated Change in Control Severance Agreement, dated February 22, 2017, by and between the Registrant and Robert Andersen (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on February 27, 2017, and incorporated herein by reference)

10.30+	Severance Agreement, dated December 1, 2016, by and between the Registrant and Jon Kirchner
10.31+	Change in Control Severance Agreement, dated December 1, 2016, by and between the Registrant and Jon Kirchner
10.32+	Severance Agreement, dated December 19, 2016, by and between the Registrant and Geir Skaaden
10.33+	Change in Control Severance Agreement, dated December 19, 2016, by and between the Registrant and Geir Skaaden
10.34+	Non-Employee Director Compensation Policy (filed as Exhibit 10.51 to the Predecessor Registrant’s Annual Report on Form 10-K, filed on March 3, 2014, and incorporated herein by reference)
10.35
Credit Agreement, dated as of December 1, 2016, among Tessera Holding Corporation (f/k/a Tempe Holdco Corporation), the lenders party thereto and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

10.36
Guaranty, dated December 1, 2016, among Tessera, Royal Bank of Canada, as administrative agent, and the other subsidiary guarantors party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

10.37
Security Agreement, dated December 1, 2016, among Tessera, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

10.38+	DTS, Inc. 2014 New Employee Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of DTS, Inc., filed August 20, 2014, and incorporated herein by reference)
10.39+	Amendment No. 1 to DTS, Inc. 2014 New Employee Incentive Plan (filed as Exhibit 99.3 to Registration Statement on Form S-8 of DTS, Inc., filed August 10, 2015, and incorporated herein by reference)
10.40+	Amendment No. 2 to DTS, Inc. 2014 New Employee Incentive Plan (filed as Exhibit 99.3 to Registration Statement on Form S-8 of DTS, Inc., filed November 9, 2015, and incorporated herein by reference)
10.41+	DTS, Inc. 2013 Employee Stock Purchase Plan (filed as Exhibit 99.1 to Registration Statement on Form S-8 of DTS, Inc., filed August 16, 2013, and incorporated herein by reference)
10.42+	DTS, Inc. 2013 Foreign Subsidiary Employee Stock Purchase Plan (filed as Exhibit 99.2 to Registration Statement on Form S-8 of DTS, Inc., filed August 16, 2013, and incorporated herein by reference)
10.43+	DTS, Inc. 2012 Equity Incentive Plan and Amendment No. 1 (filed as Appendix A to Definitive Proxy Statement on Schedule 14A of DTS, Inc., filed April 14, 2015, and incorporated herein by reference)
10.44+
SRS Labs, Inc. 2006 Stock Incentive Plan, as amended and restated on August 9, 2012 (filed as Exhibit 4.4 to Registration Statement on Form S-8 of DTS, Inc., filed August 13, 2012, and incorporated herein by reference)

14.1	Code of Business Conduct and Ethics, dated December 1, 2016 (filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)
21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted as to certain portions of this agreement.
+	Indicates a management contract or compensatory plan or arrangement.
*
The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request. Readers are cautioned that the representations and warranties set forth in this agreement are qualified by those schedules, and should not be relied upon as accurate or complete without reference to those schedules