Form 10-Q
period 2017-03-31
Xperi Corp
filed 2017-05-03
CIK 1690666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37956
 _______________________________________________________________

 XPERI CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
 _______________________________________________________________

Delaware	81-4465732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3025 Orchard Parkway, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)
(408) 321-6000
(Registrant’s Telephone Number, Including Area Code)
 _______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of April 21, 2017 was 49,437,285.

XPERI CORPORATION
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2017

XPERI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$60,548	$65,626
Short-term investments	53,138	47,379
Accounts receivable, net	22,995	15,863
Unbilled contract receivable	17,853	51,923
Other current assets	15,084	19,150
Total current assets	169,618	199,941
Restricted cash	8,469	—
Property and equipment, net	37,586	38,855
Intangible assets, net	513,325	541,879
Goodwill	386,413	382,963
Other assets	27,892	22,798
Total assets	$1,143,303	$1,186,436
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,239	$7,531
Accrued legal fees	9,004	7,505
Accrued liabilities	29,391	29,086
Current portion of long-term debt	6,000	6,000
Deferred revenue	2,827	895
Total current liabilities	51,461	51,017
Long-term deferred tax liabilities	803	32,565
Long-term debt, net	576,345	577,239
Other long-term liabilities	17,708	17,830
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 60,242 and 59,596 shares issued, respectively, and 49,418 and 48,854 shares outstanding, respectively	60	59
Additional paid-in capital	656,670	644,194
Treasury stock at cost: 10,824 and 10,742 shares of common stock at each period end, respectively	(303,365)	(300,114)
Accumulated other comprehensive loss	(110)	(148)
Retained earnings	143,731	163,794
Total stockholders’ equity	496,986	507,785
Total liabilities and stockholders’ equity	$1,143,303	$1,186,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue:
Royalty and license fees	$67,255	$59,977
Total revenue	67,255	59,977
Operating expenses:
Cost of revenue	1,400	87
Research, development and other related costs	26,012	10,069
Selling, general and administrative	41,205	11,094
Amortization expense	28,555	6,022
Litigation expense	9,978	6,550
Total operating expenses	107,150	33,822
Operating income (loss)	(39,895)	26,155
Interest expense	(6,459)	—
Other income and expense, net	46	807
Income (loss) before taxes	(46,308)	26,962
Provision for (benefit from) income taxes	(35,279)	8,872
Net income (loss)	$(11,029)	$18,090
Basic and diluted net income (loss) per share:
Basic	$(0.22)	$0.36
Diluted	$(0.22)	$0.36
Cash dividends declared per share	$0.20	$0.20
Weighted average number of shares used in per share calculations-basic	49,139	49,998
Weighted average number of shares used in per share calculations-diluted	49,139	50,566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
 (unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income (loss)	$(11,029)	$18,090
Other comprehensive income:
Net unrealized gains on available-for-sale securities, net of tax	38	1,463
Other comprehensive income	38	1,463
Comprehensive income (loss)	$(10,991)	$19,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income (loss)	$(11,029)	$18,090
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment	1,834	385
Amortization of intangible assets	28,554	6,022
Stock-based compensation expense	7,081	3,640
Deferred income tax and other, net	(37,950)	2,791
Amortization of premium or discount on investments	87	1,581
Changes in operating assets and liabilities:
Accounts receivable, net	(7,132)	(1,459)
Unbilled contract receivable, net	30,620	—
Other assets	6,575	2,162
Accounts payable	(3,292)	(245)
Accrued legal fees	1,499	3,542
Accrued and other liabilities	183	(3,241)
Deferred revenue	1,932	(3,120)
Net cash from operating activities	18,962	30,148
Cash flows from investing activities:
Purchases of property and equipment	(565)	(2,044)
Purchases of short-term available-for-sale investments	(11,493)	(30,467)
Proceeds from sales of short-term and long-term investments	1,035	15,291
Proceeds from maturities of short-term and long-term investments	4,650	44,191
Net cash from investing activities	(6,373)	26,971
Cash flows from financing activities:
Dividend paid	(9,843)	(9,986)
Repayment of debt	(1,500)	—
Proceeds from exercise of stock options	4,241	798
Proceeds from employee stock purchase program	1,155	1,081
Repurchase of common stock	(3,251)	(38,176)
Net cash from financing activities	(9,198)	(46,283)
Net increase in cash, cash equivalents and restricted cash	3,391	10,836
Cash, cash equivalents and restricted cash at beginning of period	65,626	22,599
Cash, cash equivalents and restricted cash at end of period	$69,017	$33,435

Supplemental disclosure of cash flow information:
Interest paid	$8,100	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Xperi Corporation (the "Company") completed the acquisition of DTS, Inc. ("DTS"), a publicly-traded developer of sound-based technologies, in December 2016. At the time of the acquisition, Tessera Technologies, Inc. and DTS were combined under the newly-formed Tessera Holding Corporation and shares of the combined company traded on the NASDAQ market under Tessera’s ticker symbol TSRA. During the first quarter of 2017, the Company introduced its new corporate name, Xperi Corporation, launched a new corporate logo, and began trading under the new stock ticker, XPER.

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
The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2017 and 2016, and for the three months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2016 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (the “Form 10-K”).
The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2017 or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in the Form 10-K.

Recently Adopted Accounting Pronouncements
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash." This ASU provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The Company chose to early adopt this standard effective January 1, 2017. The Company had an $8.5 million increase in restricted cash during the three months ended March 31, 2017 which would have been shown as a use of cash and cash equivalents under previous guidance.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted this update effective January 1, 2017. The cumulative impact of this update was an adjustment of $0.8 million to retained earnings.

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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Prepaid income taxes	$3,406	$6,645
Income tax receivable	3,172	3,109
Interest receivable	410	310
Other	8,096	9,086
	$15,084	$19,150

Property and equipment, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Equipment, furniture and other	$28,585	$28,071
Building and improvements	18,153	18,153
Land	5,300	5,300
Leasehold improvements	6,381	6,346
	58,419	57,870
Less: Accumulated depreciation and amortization	(20,833)	(19,015)
	$37,586	$38,855

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 amounted to $1.8 million and $0.4 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Employee compensation and benefits	$18,421	$18,584
Accrued interest	—	2,200
Other	10,970	8,302
	$29,391	$29,086

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Unrealized loss on available-for-sale securities, net of tax	$(110)	$(148)
	$(110)	$(148)
NOTE 4 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$43,517	$11	$(83)	$43,445
Commercial paper	3,733	—	(2)	3,731
Treasury and agency notes and bills	6,000	—	(38)	5,962
Money market funds	2,121	—	—	2,121
Total available-for-sale securities	$55,371	$11	$(123)	$55,259
Reported in:
Cash and cash equivalents				$2,121
Short-term investments				53,138
Total marketable securities				$55,259

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$36,590	$7	$(95)	$36,502
Commercial paper	5,220	—	(4)	5,216
Treasury and agency notes and bills	6,029	—	(57)	5,972
Money market funds	14,146	—	—	14,146
Total available-for-sale securities	$61,985	$7	$(156)	$61,836
Reported in:
Cash and cash equivalents				$14,457
Short-term investments				47,379
Total marketable securities				$61,836
At March 31, 2017 and December 31, 2016, the Company had $113.7 million and $113.0 million, respectively, in cash, cash equivalents and short-term investments. These balances include $58.4 million and $51.2 million in cash held in operating accounts not included in the tables above at March 31, 2017 and December 31, 2016, respectively. The Company has $8.5 million in restricted cash which is required to secure bonds against potential damages Broadcom may face as a result of the Company enforcing the injunction granted by the court in Germany. If the injunction is reversed or vacated, all or a portion of the restricted cash could be at risk.  The Company currently estimates this cash will be restricted for longer than 12 months. See Part II, Item 1 "legal Proceedings" for additional information.
The gross realized gains and losses on sales of marketable securities were not significant during the three months ended March 31, 2017 and 2016.
Unrealized losses (net of unrealized gains) were $0.1 million, net of tax, as of March 31, 2017 and March 31, 2016. These amounts were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of March 31, 2017 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three months ended March 31, 2017 and 2016, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at March 31, 2017 and December 31, 2016, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

March 31, 2017	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$27,962	$(62)	$3,811	$(21)	$31,773	$(83)
Treasury and agency notes and bills	5,962	(38)	—	—	5,962	(38)
Commercial paper	3,731	(2)	—	—	3,731	(2)
Total	$37,655	$(102)	$3,811	$(21)	$41,466	$(123)

December 31, 2016	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$14,678	$(44)	$13,230	$(51)	$27,908	$(95)
Commercial paper	5,216	(4)	—	—	5,216	(4)
Treasury and agency notes and bills	5,972	(57)	—	—	5,972	(57)
Total	$25,866	$(105)	$13,230	$(51)	$39,096	$(156)

The estimated fair value of marketable securities by contractual maturity at March 31, 2017 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$21,936
Due in one to two years	15,860
Due in two to three years	17,463
Total	$55,259
NOTE 5 – FAIR VALUE

The Company follows the authoritative guidance for fair value measurement and the fair value option for financial assets and financial liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

When applying fair value principles in the valuation of assets, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We use the fair value of our Level 1 and calculate Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2016 and March 31, 2017.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of March 31, 2017 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds (1)	$2,121	$2,121	$—	$—
Corporate bonds and notes (2)	43,445	—	43,445	—
Treasury and agency notes and bills (2)	5,962	—	5,962	—
Commercial paper (2)	3,731	—	3,731	—
Total Assets	$55,259	$2,121	$53,138	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at March 31, 2017:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

The Company also has outstanding debt at March 31, 2017 and December 31, 2016 that is considered a level 2 liability and is measured at fair value on a recurring basis. See Note 8 “Debt” for additional information. At March 31, 2017 and December 31, 2016, the fair value of our debt is not materially different than the outstanding principal amount.
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

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2016:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

NOTE 6 - BUSINESS COMBINATION

On December 1, 2016, the Company completed its acquisition of DTS, pursuant to the Agreement and Plan of Merger, dated as of September 19, 2016. The acquisition was accounted for under the acquisition method of accounting.
Certain amounts of assets and liabilities recorded in the preliminary purchase price allocation are provisional and are subject to certain working capital and other adjustments, which could potentially be material. The Company has not yet obtained all available information necessary to finalize the measurement of all assets and liabilities acquired. In the three months ended March 31, 2017, based on additional information, the Company revised its estimates of unbilled contracts receivable relating to products licensed by DTS prior to the acquisition date of December 1, 2016 which resulted in a $3.5 million, net of tax, increase to goodwill.

The Company is still waiting for additional information to finalize the measurement of unbilled contracts receivable. The measurement of acquired deferred income taxes has not been finalized as the Company is currently in the process of obtaining the necessary information to complete the analysis related to certain acquired tax attributes. In addition, the Company is waiting on information related to certain pre-acquisition income tax filing positions of DTS that will assist the Company in finalizing the amounts to record for the acquired deferred income taxes. The Company is also waiting on information to assist the Company in finalizing the recording of any assumed uncertain income tax positions. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of acquisition.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The changes to the carrying value of goodwill from January 1, 2017 through March 31, 2017 are reflected below (in thousands):

December 31, 2016	$382,963
Purchase price adjustment related to the acquisition of DTS (1)	3,450
March 31, 2017	$386,413	(2)
(1) This adjustment related to the measurement of unbilled contract receivables which were estimated at the time of acquisition, see Note 6 - "Business Combinations."
(2) Of this amount, approximately $378.7 million is allocated to our Product Licensing reporting unit and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting unit.
Identified intangible assets consisted of the following (in thousands):

		March 31, 2017			December 31, 2016
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$140,744	$(101,365)	$39,379	$140,744	$(96,896)	$43,848
Existing technology	5-10	203,442	(35,850)	167,592	203,442	(27,315)	176,127
Customer contracts and related relationships	3-9	291,769	(27,761)	264,008	291,769	(14,011)	277,758
Trademarks/trade name	4-10	40,083	(2,381)	37,702	40,083	(1,138)	38,945
Non-competition agreements	1	2,231	(743)	1,488	2,231	(186)	2,045
Total amortizable intangible assets		678,269	(168,100)	510,169	678,269	(139,546)	538,723
In-process research and development		3,156	—	3,156	3,156	—	3,156
Total intangible assets		$681,425	$(168,100)	$513,325	$681,425	$(139,546)	$541,879
Amortization expense for the three months ended March 31, 2017 and 2016 amounted to $28.6 million and $6.0 million, respectively.
As of March 31, 2017, the estimated future amortization expense of intangible assets is as follows (in thousands):

2017 (remaining 9 months)	$83,258
2018	107,396
2019	98,310
2020	86,595
2021	78,933
Thereafter	55,677
$510,169

NOTE 8 - DEBT

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
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. The Company was in compliance with all requirements as of March 31, 2017.
At March 31, 2017, $598.5 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 4.4%. Interest is payable quarterly. There were also $16.2 million of unamortized debt issuance costs recorded as a reduction of the long-term portion of the debt. Interest expense for the three months ended March 31, 2017 was $6.5 million which includes $0.6 million in amortized debt issuance costs. There was a debt principal payment of $1.5 million during the quarter. There were no interest costs in the three months ended March 31, 2016 since the debt was incurred in December 2016.

As of March 31, 2017, future minimum principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

2017 (remaining nine months)	$4,500
2018	6,000
2019	6,000
2020	6,000
2021	6,000
Thereafter	570,000
Total	$598,500
Additional payments of debt principal must be made in the event of certain working capital conditions as outlined in the Credit Agreement. There are no penalties for these payments.

NOTE 9 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three months ended March 31, 2017 and 2016.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Denominator:
Weighted average common shares outstanding	49,144	50,020
Less: shares of restricted stock subject to repurchase	(5)	(22)
Total common shares-basic	49,139	49,998
Effect of dilutive securities:
Options	—	207
Restricted stock awards and units	—	361
Total common shares-diluted	49,139	50,566

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income (loss) per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted stock awards and units and incremental common shares issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period.
For the three months ended March 31, 2017 and 2016, in the calculation of net income per share, 0.7 million and 0.3 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
NOTE 10 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs

In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. There were no repurchases during the three months ended March 31, 2017. The Company has repurchased a total of approximately 10,488,000 shares of common stock, since inception of the plan, at an average price of $27.83 per share for a total cost of $291.8 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2017, the total remaining amount available for repurchase was $158.2 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
As of March 31, 2017, there were approximately 2.2 million shares reserved for future grant under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2016	1,332	$24.41
Options granted	—	—
Options exercised	(150)	$23.54
Options canceled / forfeited / expired	(29)	$37.39
Balance at March 31, 2017	1,153	$24.19

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of March 31, 2017 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2016	1,696	384	2,080	$33.91
Awards and units granted	789	145	934	$36.29
Awards and units vested / earned	(385)	(72)	(457)	$35.03
Awards and units canceled / forfeited	(56)	(88)	(144)	$28.13
Balance at March 31, 2017	2,044	369	2,413	$34.97

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
Employee Stock Purchase Plans
As of March 31, 2017, there were approximately 363,002 shares reserved for grant under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “International ESPP”), collectively.
NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Research, development and other related costs	$2,870	$1,384
Selling, general and administrative	4,211	2,256
Total stock-based compensation expense	7,081	3,640
Tax effect on stock-based compensation expense	(2,019)	(1,010)
Net effect on net income (loss)	$5,062	$2,630

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2017 and 2016 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Employee stock options	$645	$509
Restricted stock awards and units	6,006	2,932
Employee stock purchase plan	430	199
Total stock-based compensation expense	$7,081	$3,640
The following assumptions were used to value the options granted:

Three Months Ended
	March 31, 2017	March 31, 2016
Expected life (in years)	*	*
Risk-free interest rate	*	*
Dividend yield	*	*
Expected volatility	*	*

* There were no options granted in the three months ended March 31, 2017 and 2016.
ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	February 2017	February 2016
Expected life (years)	2.0	2.0
Risk-free interest rate	1.2%	0.8%
Dividend yield	2.0%	2.4%
Expected volatility	28.3%	30.0%

NOTE 12 – INCOME TAXES

For the three months ended March 31, 2017, the Company recorded an income tax benefit of $35.3 million on a pre-tax loss of $46.3 million which resulted in an effective tax rate of 76.2%. The effective tax rate was primarily related to losses in foreign operations, as the Company’s tax rates on those operations are generally lower than the U.S. statutory rate. For the three months ended March 31, 2016, the Company recorded an income tax provision of $8.9 million on pre-tax income of $27.0 million which resulted in an effective tax rate of 32.9%. This rate was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The income tax benefit for the three months ended March 31, 2017 as compared to the income tax provision during the same period in the prior year is largely attributable to the quarterly loss generated from U.S. and foreign operations.

As of March 31, 2017, unrecognized tax benefits were $30.1 million (which is included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheet), of which $23.8 million would affect the effective tax rate if recognized. As of March 31, 2016, unrecognized tax benefits were $3.2 million (which is included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheet), of which $2.4 million would affect the effective tax rate if recognized. At this time, the Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. The increase in unrecognized tax benefits as compared to the same period in the prior year is largely due to the acquisition of DTS in 2016.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2017 and March 31, 2016, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of March 31, 2017 and December 31, 2016, the Company had accrued $0.5 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.
At March 31, 2017, the Company's 2011 through 2016 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination by the Internal Revenue Service for tax year 2014. The Company is currently under examination in California for the 2011 and 2012 tax years. We cannot estimate the financial outcome of both examinations. The Company is not currently under any foreign income tax examination.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2029. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. There were no material changes to our future minimum lease payments during the three months ended March 31, 2017. Rent expense for the three months ended March 31, 2017 and 2016 amounted to $1.5 million and $0.5 million, respectively, in each period.
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
An initial summary judgment hearing on contract issues took place on September 22, 2016. On November 7, 2016, the Court entered an order granting Toshiba’s motion regarding the definition of “TCC,” and denying summary judgment on the other issues raised by the parties’ cross-motions. On December 6, 2016, Tessera, Inc. filed a motion pursuant to Federal Rule of Civil Procedure 54(b) seeking authorization to appeal the order and for a stay. On March 6, 2017, the Court granted the Rule 54(b) motion. The Court subsequently vacated the trial date and stayed the remainder of the district court proceedings.
On April 4, 2017, Tessera, Inc. filed a notice of appeal with the U.S. District Court for the Northern District of California. On April 5, 2017, the U.S. Court of Appeals for the Ninth Circuit issued its Time Schedule Order. Tessera, Inc.’s opening brief is due July 13, 2017, and Toshiba’s answering brief is due August 14, 2017. A hearing for oral argument has not yet been scheduled.

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
NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and IP to manufacturers, foundries, subcontract assemblers and others.  The segment includes revenue generated from the technology and IP portfolios of Tessera, Inc., Ziptronix and Invensas. Tessera, Inc. pioneered chip-scale packaging solutions. Ziptronix pioneered low-

temperature wafer bonding solutions.  Invensas develops 3D semiconductor packaging and interconnect solutions for applications such as smartphones, tablets, laptops, PCs, and data centers. The Company expands its technology and IP offerings in this segment through a combination of internal R&D and acquisitions.  The Company also provides engineering services to customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of the Company's technologies.

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
The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three months ended March 31, 2017 and 2016 (in thousands):

	March 31, 2017	March 31, 2016
Revenue:
Semiconductor and IP licensing segment	$39,554	$50,133
Product licensing segment	27,701	9,844
Total revenue	67,255	59,977
Operating expenses:
Semiconductor and IP licensing segment	22,763	19,477
Product licensing segment	43,182	3,251
Unallocated operating expenses (1)	41,205	11,094
Total operating expenses	107,150	33,822
Operating income (loss):
Semiconductor and IP licensing segment	16,791	30,656
Product licensing segment	(15,481)	6,593
Unallocated operating expenses (1)	(41,205)	(11,094)
Total operating income (loss)	(39,895)	26,155

(1) Unallocated operating expenses consist primarily of general and administrative expenses, such as administration, human resources, finance, information technology, corporation development and procurement. These expenses are not allocated because it is not practical to do so.
A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended,
	March 31, 2017		March 31, 2016
U.S.	$33,405	50%	$28,661	48%
Korea	6,887	10	13,821	23
Taiwan	7,991	12	7,199	12
Japan	13,891	21	3,677	6
Other	5,081	7	6,619	11
	$67,255	100%	$59,977	100%
For the three months ended March 31, 2017 and 2016, there were two and four customers, respectively, in each period that each accounted for 10% or more of total revenue.

NOTE 15 - SUBSEQUENT EVENTS

On April 26, 2017, the Board declared a cash dividend of $0.20 per share of common stock, payable on June 14, 2017 for the stockholders of record at the close of business on May 24, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2016 found in the Form 10-K.

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our integration of the DTS business, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, our plans for quarterly dividends and stock repurchases, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part II, Item 1A of this Quarterly Report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Corporate Information

Our principal executive offices are located at 3025 Orchard Parkway, San Jose, California 95134. Our telephone number is (408) 321-6000. We maintain a website at www.xperi.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website.

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

In this Quarterly Report, the “Company,” “we,” “us” and “our” refer to Xperi Corporation, which operates its business through its subsidiaries. Unless specified otherwise, the financial results in this Quarterly Report are those of the Company and its subsidiaries on a consolidated basis.

Business Overview

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

Results of Operations
Due to the generally accepted accounting principles regarding business combinations, we were unable to record $31.3 million in revenue in the three months ended March 31, 2017, that would have been recognized by DTS if not for the acquisition. If allowed, this revenue would have had a significant impact on the operating results as described below.
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
The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue:
Royalty and license fees	100%	100%
Total revenue	100	100
Operating expenses:
Cost of revenue	2	—
Research, development and other related costs	39	17
Selling, general and administrative	61	18
Amortization expense	42	10
Litigation expense	15	11
Total operating expenses	159	56
Operating income (loss)	(59)	44
Interest expense	9	—
Other income and expense, net	—	1
Income (loss) before taxes	(68)	45
Provision for (benefit from) income taxes	(52)	15
Net income (loss)	(16)%	30%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	March 31, 2017	March 31, 2016	Increase/ (Decrease)	% Change
Royalty and license fees	$67,255	$59,977	$7,278	12%

The $7.3 million or 12% increase in revenue was due to our acquisition of DTS in December 2016, offset by reductions in licensing revenue from a significant expired agreement as well as seasonality in revenue timing from certain licenses. The majority of per-unit royalties reported by DTS licensees in the first quarter of 2017, which are associated with fourth quarter 2016 shipments by these licensees, as well as minimum guarantee fees from DTS licensees for contracts entered into prior to the December 1, 2016 acquisition, were not recorded as revenue during the period, as under business combination accounting guidance the earnings process was deemed to have been completed prior to the acquisition.
Cost of Revenue
Cost of revenue consists of royalties paid to third parties and direct compensation and related expenses to provide non-recurring engineering services ("NRE"). We anticipate these expenses will continue to increase when compared to 2016 due to royalties paid to third-parties in connection with audio revenue from the acquired DTS business.

Cost of revenue for the three months ended March 31, 2017 and March 31, 2016 were $1.4 million and $0.1 million, respectively.
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
Research, development and other related costs for the three months ended March 31, 2017 were $26.0 million, as compared to $10.1 million for the three months ended March 31, 2016, an increase of $15.9 million or 158%. The increase was primarily related to an $11.3 million increase in personnel related expenses, a $1.3 million increase in stock based compensation and a

$1.3 million increase in outside services. These increases are a direct result of adding over 225 engineers as part of the acquisition of DTS in December 2016.
We believe that a significant level of research and development expenses will be required for us to remain competitive in the future.
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
Selling, general and administrative expenses for the three months ended March 31, 2017 were $41.2 million, as compared to $11.1 million for the three months ended March 31, 2016, an increase of $30.1 million. The increase was primarily attributable to an increase of $12.4 million in personnel related expenses, a $5.1 million increase in outside services and a $2.1 million increase in stock based compensation. These increases are a direct result of adding over 200 selling, general and administrative personnel as part of the acquisition of DTS in December 2016. Additionally, marketing expenses increased $4.6 million due primarily to two product marketing conferences related to the acquired DTS audio business and one-time expenses related to the branding of our new company name.

We anticipate selling, general and administrative expenses will remain higher than in the prior year due to the acquisition of DTS. While marketing expenses will remain higher in 2017 compared to 2016, we anticipate marketing expenses will decrease during the remainder of 2017 since the remaining conferences will have lower costs than those attended in the first quarter and the additional branding expenses are non-recurring.
Amortization Expense
Amortization expense for the three months ended March 31, 2017 was $28.6 million, as compared to $6.0 million for the three months ended March 31, 2016, an increase of $22.6 million. This increase was primarily attributable to intangible assets recorded in connection with the DTS acquisition and the purchase of certain other intangible assets in the fourth quarter of 2016.

With the acquisition of DTS, we anticipate that amortization expenses will continue to be a significant expense since we acquired approximately $479 million in intangible assets which will be amortized over the next several years. See Note 7 "Goodwill and Identified Intangible Assets" in the notes to the financial statements for additional information.
Litigation Expense
Litigation expense for the three months ended March 31, 2017 was $10.0 million, as compared to $6.6 million for the three months ended March 31, 2016, an increase of $3.4 million, or 52%. This increase is primarily related to our ongoing legal proceedings with Broadcom.
We expect that litigation expense may continue to be a material portion of our operating expenses in future periods, and may fluctuate between periods, because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings, and because of litigation planned for or initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.
Upon expiration of our customers’ licenses, if those licenses are not renewed, litigation may become necessary to secure payment of reasonable royalties for the use of our patented technology. If we plan for or initiate such litigation, our future litigation expenses may increase.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended,
	March 31, 2017	March 31, 2016
Research, development and other related costs	$2,870	$1,384
Selling, general and administrative	4,211	2,256
Total stock-based compensation expense	$7,081	$3,640
Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. For the three months ended March 31, 2017, stock-based compensation expense was $7.1 million, of which $0.6 million related to employee stock options, $6.0 million related to restricted stock awards and units and $0.4 million related to employee stock plan purchases. For the three months ended March 31, 2016, stock-based compensation expense was $3.6 million, of which $0.5 million related to employee stock options, $2.9 million related to restricted stock awards and units and $0.2 million related to employee stock plan purchases. The increase in stock-based compensation for the three months ended March 31, 2017, resulted primarily from the increased headcount due to our acquisition of DTS.
Interest Expense
Interest expense for the three months ended March 31, 2017 was $6.5 million. There was no interest expense in the three months ended March 31, 2016 since the related debt was incurred in December 2016.
Other Income and Expense, Net
Other income and expense, net for the three months ended March 31, 2017 was $0.1 million, as compared to $0.8 million for the three months ended March 31, 2016. Other income was higher in the prior year due to higher cash and investment balances.
Provision for (benefit from) Income Taxes

For the three months ended March 31, 2017, the Company recorded an income tax benefit of $35.3 million on a pre-tax loss of $46.3 million which resulted in an effective tax rate of 76.2%. The effective tax rate was primarily related to losses in foreign operations, as the Company’s tax rates on those operations are generally lower than the U.S. statutory rate. For the three months ended March 31, 2016, the Company recorded an income tax provision of $8.9 million on pre-tax income of $27.0 million which resulted in an effective tax rate of 32.9%. This rate was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The income tax benefit for the three months ended March 31, 2017 as compared to the income tax provision during the same period in the prior year is largely attributable to the quarterly loss generated from U.S. and foreign operations. Based on the Company’s current forecast of profits in the U.S. and losses in foreign jurisdictions, we expect our 2017 annualized effective tax rate to remain much higher than the U.S. federal statutory tax rate.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. As such, we determined that no valuation allowance is required on the majority of our federal deferred tax assets. In the future, we may release valuation allowance and recognize deferred state tax assets or deferred tax assets of other foreign subsidiaries depending on achievement of forecasted profitability in relevant jurisdictions. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is still recorded. There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are not recoverable. A provision for a valuation allowance could have the effect of increasing the income tax provision in the statement of operations in the period the valuation allowance is provided.

Segment Operating Results
In connection with the acquisition of DTS, we re-evaluated our reportable segments. We concluded that we have two reportable segments: (1) Semiconductor and IP Licensing and (2) Product Licensing. Quarterly results for the first quarter of 2016 have been recast to conform with this segment presentation. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.
The Chief Executive Officer is also the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting. Each segment has its own executive manager.

The Product Licensing segment licenses technologies related to audio, digital radio, and imaging solutions under the brands DTS, HD Radio and FotoNation. Our Product Licensing solutions typically include the delivery of software and/or hardware based solutions to our customers or to their suppliers. Product Licensing revenue is derived primarily from the consumer electronics market and related applications servicing the home, automotive and mobile segments.
The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and intellectual property (IP) to semiconductor manufacturers, foundries, subcontract assemblers and others.  This segment includes revenue generated from technology transfer agreements and licenses to our IP. We have a deep history of developing and monetizing next-generation technologies, including chip-scale packaging solutions and low-temperature wafer bonding solutions. Today, we are actively developing 3D semiconductor packaging, interconnect and bonding solutions for products such as smartphones, tablets, laptops, PCs, and data centers. We expand technology and IP offerings through a combination of internal R&D and acquisitions.  We also provide engineering services to our customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of our technologies.

We do not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	March 31, 2017	March 31, 2016
Revenue:
Semiconductor and IP licensing segment	$39,554	$50,133
Product licensing segment	27,701	9,844
Total revenue	67,255	59,977
Operating expenses:
Semiconductor and IP licensing segment	22,763	19,477
Product licensing segment	43,182	3,251
Unallocated operating expenses (1)	41,205	11,094
Total operating expenses	107,150	33,822
Operating income (loss):
Semiconductor and IP licensing segment	16,791	30,656
Product licensing segment	(15,481)	6,593
Unallocated operating expenses (1)	(41,205)	(11,094)
Total operating income (loss)	(39,895)	26,155

(1) Unallocated operating expenses consist primarily of general and administrative expenses, such as administration, human resources, finance, information technology, corporation development and procurement. These expenses are not allocated because it is not practical to do so.
The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $386.4 million in goodwill at March 31, 2017, approximately $378.7 million is allocated to our Product Licensing reporting unit and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting unit.
For the three months ended March 31, 2017, the unallocated expenses were $41.2 million compared to $11.1 million for the three months ended March 31, 2016. The increase of $30.1 million from the three months ended March 31, 2017 was primarily attributable to higher general and administrative personnel expenses that resulted from the acquisition of DTS.

Product Licensing Segment

	March 31, 2017	March 31, 2016
Revenue:
Royalty and license fees	$27,701	$9,843
Total revenue	27,701	9,843
Operating expenses:
Cost of revenue	1,400	86
Research, development and other related costs	19,047	2,944
Amortization	22,735	220
Total operating expenses	43,182	3,250
Total operating income (loss)	$(15,481)	$6,593

Due to the generally accepted accounting principles regarding business combinations, we were unable to record customer billings totaling $31.3 million as revenue in the Product Licensing segment during the three months ended March 31, 2017. If allowed, this revenue would have had a significant impact on the operating results as described below.
Product Licensing revenue for the three months ended March 31, 2017 was $27.7 million as compared to $9.8 million for the three months ended March 31, 2016, an increase of $17.9 million. The increase was due to revenue from licenses added through the DTS acquisition. We anticipate revenue for the remainder of 2017 to be higher than revenue for 2016 due to the DTS acquisition and as a significant customer, previously under a contractual limit, began shipping products in 2017 pursuant to a new contract.
Operating expenses for the three months ended March 31, 2017 were $43.2 million and consisted of cost of revenue of $1.4 million, research, development and other related costs of $19.0 million and amortization costs of $22.7 million. The increase of $39.9 million in total operating expenses as compared to $3.3 million for the three months ended March 31, 2016 is due to the acquisition of DTS. The increases are largely related to personnel-related costs including salary and benefits and stock based compensation from the increased headcount, as well as amortization due to the $479 million of intangible assets acquired in 2016. We anticipate remaining 2017 operating expenses will continue being higher than 2016 as the audio business expenses and higher intangible asset amortization will be incurred for the full year.
The operating loss for the three months ended March 31, 2017 was $15.5 million compared to operating income of $6.6 million in the three months ended March 31, 2016, which represented a decrease of $22.1 million, for the reasons stated above.

Semiconductor and IP Licensing Segment

	March 31, 2017	March 31, 2016
Revenue:
Royalty and license fees	$39,554	$50,133
Total revenue	39,554	50,133
Operating expenses:
Research, development and other related costs	6,965	7,125
Litigation	9,979	6,550
Amortization	5,819	5,802
Total operating expenses	22,763	19,477
Total operating income	$16,791	$30,656

Semiconductor and IP Licensing segment revenue for the three months ended March 31, 2017 was $39.6 million as compared to $50.1 million for the three months ended March 31, 2016, a decrease of $10.5 million. The decrease is related to the expiration of a significant agreement.
Operating expenses for the three months ended March 31, 2017 were $22.8 million and consisted of research, development and other related costs of $7.0 million, litigation costs of $10.0 million and amortization costs of $5.8 million. The increase of $3.3 million in total operating expenses as compared to $19.5 million for the three months ended March 31, 2016, resulted from higher litigation costs as a result of the filing of the legal proceedings against Broadcom.
We expect that litigation expense will continue to be a material portion of the Semiconductor and IP Licensing segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1 -Legal Proceedings, and because we may become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Operating income for the three months ended March 31, 2017 and 2016 was $16.8 million and $30.7 million, respectively, which represented a decrease of $13.9 million, for the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	March 31, 2017	March 31, 2016
Cash and cash equivalents	$60,548	$33,435
Short-term investments	53,138	330,012
Total cash, cash equivalents and short-term investments	$113,686	$363,447
Percentage of total assets	10%	71%

	Three Months Ended
	March 31, 2017	March 31, 2016
Net cash from operating activities	$18,962	$30,148
Net cash from investing activities	$(6,373)	$26,971
Net cash from financing activities	$(9,198)	$(46,283)
Our primary sources of liquidity and capital resources are our operating cash flows and our investment portfolio. Cash, cash equivalents and investments were $113.7 million at March 31, 2017, an increase of $0.7 million from $113.0 million at December 31, 2016. This increase resulted from $19.0 million in cash from operations and from $5.4 million in proceeds from the exercise of stock options and employee stock purchases. This increase was partially offset by $9.8 million in dividends paid during the first three months of 2017 and $8.5 million in cash that is now considered restricted due to its potential use as bond collateral in our ongoing litigation with Broadcom. Cash and cash equivalents were $60.5 million at March 31, 2017, a decrease of $5.1 million from $65.6 million at December 31, 2016.
Cash flows provided by operations were $19.0 million for the three months ended March 31, 2017, primarily due to our net loss of $11.0 million being adjusted for non-cash items of depreciation of $1.8 million, amortization of intangible assets of $28.6 million, stock-based compensation expense of $7.1 million and $30.4 million in changes in operating assets and liabilities. These increases were partially offset by $38.0 million in deferred income taxes and other net.

Cash flows provided by operations were $30.1 million for the three months ended March 31, 2016, primarily due to our net income of $18.1 million being adjusted for non-cash items of depreciation of $0.4 million, amortization of intangible assets of $6.0 million, stock-based compensation expense of $3.6 million and $2.8 million in deferred taxes and other. These were partially offset by $2.4 million in changes in operating assets and liabilities.
Net cash used for investing activities was $6.4 million for the three months ended March 31, 2017, primarily related to the purchases of available-for-sale securities of $11.5 million and $0.6 million in capital expenditures offset by maturities and sales of short-term investments of $5.7 million. Net cash provided by investing activities was $27.0 million for the three months ended March 31, 2016, primarily related to the maturities and sales of short-term investments of $59.5 million, offset by the purchases of available-for-sale securities of $30.5 million and $2.0 million in expenditures to upgrade our information technology equipment and to purchase additional research and development lab equipment.
Net cash used in financing activities was $9.2 million for the three months ended March 31, 2017 due to dividend payments of $9.8 million and $1.5 million in debt repayments, offset by $5.4 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans. Net cash used in financing activities was $46.3 million for the three months ended March 31, 2016 due to dividend payments of $10.0 million and stock repurchases of $38.2 million (including $36.5 million under our stock repurchase program), offset by $1.9 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the quarter ended March 31, 2017 and year ended December 31, 2016, no impairment charges were recorded with respect to our investments.
On December 1, 2016, we entered into a Credit Agreement which provided for a $600 million seven-year term B loan facility. The Term B Loan Facility matures on November 30, 2023. Upon the closing of the Credit Agreement, we borrowed $600 million under the Term B Loan facility. These proceeds were used on December 1, 2016, together with cash and cash equivalents, to finance the acquisition of DTS. The obligations under the Credit Agreement are guaranteed by substantially all of our assets pursuant to the Security Agreement, dated December 1, 2016, among us, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto. At March 31, 2017, $598.5 million was outstanding under this loan facility with an interest rate, including amortization of debt issuance costs, of 4.4%. Interest is payable monthly and nominal principal payments are due quarterly. We have future minimum principal payments for our debt of $6.0 million annually through 2022 with the remaining principal balance due in 2023. We currently anticipate making accelerated principal payments commencing in late 2017 or early 2018.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200 million in future repurchases under the plan, and as of March 31, 2017, the total amount available for repurchase under the plan was $158.2 million. No expiration has been specified for this plan. Since the inception of the plan, and through March 31, 2017, we have repurchased approximately 10.5 million shares of common stock at a total cost of $291.8 million at an average price of $27.83. There were no repurchases of common stock under the plan during the three months ended March 31, 2017.

We plan to continue to execute authorized repurchases from time to time under the plan, although we expect to decrease share repurchases during 2017 as we accumulate cash to pay down the indebtedness incurred to finance the DTS acquisition.

Since March 2015, we have paid a quarterly dividend of $0.20 per share. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments.

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

Contractual Cash Obligations

Our operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term. There have been no material changes to our future minimum lease payments in the three months ended March 31, 2017.

As of March 31, 2017, we had accrued $15.4 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.5 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

See Note 13 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2017 there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recent Accounting Pronouncements
See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of the Company’s market risk, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.

Item 4. Controls and Procedures
Attached as exhibits to this Form 10-Q are certifications of Xperi Corporation’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications, for a more complete understanding of the topics presented.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
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

On December 22, 2016, the Court entered a Stipulation and Order dismissing the Action with prejudice as to Parshall, and without prejudice as to any other putative class member, and retaining jurisdiction solely for the purpose to determine Parshall’s counsel’s anticipated application for an award of attorneys’ fees and reimbursement of expenses (the “Fee and Expense Application”). After negotiations, DTS made a fee and expense payment to Parshall’s counsel in the action in the amount of $100,000 to resolve the Fee and Expense Application. DTS maintains that the Proxy Statement did not contain material misstatements or omissions, and agreed to pay this amount solely to avoid the cost and burden of litigation concerning the Fee and Expense Application. The Delaware Court of Chancery was not asked to review, and passed no judgment on, this payment of fees and expenses or its reasonableness.

On April 7, 2017, the Court closed the case pursuant to the parties’ stipulation. This matter is now concluded.

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
An initial summary judgment hearing on contract issues took place on September 22, 2016. On November 7, 2016, the Court entered an order granting Toshiba’s motion regarding the definition of “TCC,” and denying summary judgment on the other issues raised by the parties’ cross-motions. On December 6, 2016, Tessera, Inc. filed a motion pursuant to Federal Rule of Civil Procedure 54(b) seeking authorization to appeal the order and for a stay. On March 6, 2017, the Court granted the Rule 54(b) motion. The Court subsequently vacated the trial date and stayed the remainder of the district court proceedings.
On April 4, 2017, Tessera, Inc. filed a notice of appeal with the U.S. District Court for the Northern District of California. On April 5, 2017, U.S. Court of Appeals for the Ninth Circuit issued its Time Schedule Order. Tessera, Inc.’s opening brief is due July 13, 2017, and Toshiba’s answering brief is due August 14, 2017. A hearing for oral argument has not yet been scheduled.

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

The ALJ issued a claim construction order on February 6, 2017. Fact discovery closed on December 16, 2016. Complainants and Respondents filed multiple motions for summary determination, which were largely denied with certain exceptions including the following. On February 27, 2017, the ALJ granted Comcast’s motion for summary determination of no violation of section 337 as to certain of Comcast’s rental products, and issued an initial determination in Comcast’s favor to that extent. The Commission declined to review the initial determination. Comcast remains as a Respondent in the investigation, as do products of other Respondents that were the subject of the motion. On February 27, 2017, the ALJ also granted a motion for summary determination of no violation by respondents Avago Technologies Ltd. and Avago Technologies, U.S. Inc. on the basis that the Complainants did not accuse them of any violations. The ALJ noted that because Broadcom Ltd. remains a respondent, the Commission’s remedial orders could likely be enforced against any successor to Broadcom’s allegedly infringing activities. The Complainants elected not to seek review of this order. On March 15, 2017, the ALJ granted-in-part and denied-in-part the Respondents’ motion for summary determination of non-infringement of U.S. Patent No. 6,856,007. The patent remained in the investigation in certain respects, and the Complainants elected not to seek review of this order.

The evidentiary hearing took place from March 27 to March 31, 2017. The initial determination is due June 26, 2017. The target date for completion of the Investigation is October 24, 2017.
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
On July 18, 2016, Broadcom filed a motion to transfer venue and an unopposed motion to stay in light of the pending proceeding in the U.S. International Trade Commission involving the same patents. The Court granted the unopposed motion to stay on September 9, 2016, and the case is currently stayed. The Court denied the motion to transfer venue on March 21, 2017.
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
On July 18, 2016, Broadcom filed a motion to transfer venue. The Court denied the motion on March 21, 2017. A claim construction hearing is scheduled for August 7, 2017. The discovery cutoff date is December 22, 2017. A jury trial is set for October 9, 2018.
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
Tessera, Inc., et al. v. Avago Technologies Limited, et al., Case No. DED-1-16-cv-1034 (D. Del.)
On November 7, 2016, Tessera, Inc. and Invensas Corporation filed a complaint against Avago Technologies Limited, Avago Technologies U.S. Inc. and Avago Technologies Wireless (U.S.A) Manufacturing Inc. (collectively “Avago”) in the U.S. District Court for the District of Delaware. The complaint alleges that Avago infringes U.S. Patent Nos. 6,573,609 and 6,972,480. On January 12, 2017 Avago filed an answer to the complaint. Tessera, Inc. and Invensas Corporation filed an amended complaint on January 31, 2017 against Avago Technologies U.S. Inc., Avago Technologies Wireless (U.S.A) Manufacturing Inc., Emulex Corporation, LSI Corporation, and PLX Technology, Inc. (collectively “Defendants”) alleging infringement of three additional patents, U.S. Patent Nos. 6,046,076, 6,080,605, and 6,218,215. The complaint requests, among other things, that Defendants be ordered to pay compensatory damages in an amount no less than a reasonable royalty. Defendants filed an answer to the amended complaint on March 16, 2017. A claim construction hearing is scheduled for April 2, 2018. A jury trial is set for June 17, 2019.
Invensas Corp. v. Mouser Electronics Inc., et al., Case No. 7 O 97/16 (Regional Court of Mannheim, Germany)
On May 23, 2016, Invensas Corporation (“Invensas”) filed a complaint against Mouser Electronics, Inc., EBV Elektronik GmbH & Co. KG, Arrow Central Europe GmbH, and Broadcom Germany GmbH in the Regional Court of Mannheim, Germany. The complaint alleges that the respondents infringe Invensas’ European Patent EP 1 186 034 B1. On August 26, 2016, the respondents filed their answer to the complaint. Invensas filed its reply on November 15, 2016, and the respondents filed a rejoinder on January 13, 2017. A bench trial took place on February 3, 2017.

On March 17, 2017, the Court issued a judgment in Invensas’ favor, finding that the respondents infringe the patent. The Court ordered that the respondents cease offering, distributing, using, or importing (or possessing for said reasons) the infringing products in Germany; recall infringing products from the German market; destroy or have destroyed infringing products in their possession in Germany; and provide an accounting of their infringing activities. The Court further ordered Invensas to post bonds of approximately €3 million as security for damages that may result from the injunction if it is ultimately found to have been improperly granted. Invensas posted the required bonds. On April 26, 2017, the respondents filed a notice of appeal with the Higher Regional Court (“Oberlandesgericht”) Karlsruhe.
Invensas Corp. v. Broadcom Ltd., et al., Case No. 7 O 98/16 (Regional Court of Mannheim, Germany)
On May 23, 2016, Invensas filed a complaint against Broadcom Ltd. and Broadcom Corporation in the Regional Court of Mannheim, Germany, alleging infringement of Invensas’ European Patent EP 1 186 034 B1. On September 22, 2016, the respondents filed their answer to the complaint. Invensas filed its reply on November 15, 2016, and the respondents filed a rejoinder on January 13, 2017. A bench trial took place on February 3, 2017.
On March 17, 2017, the Court issued a judgment in Invensas’ favor, finding that the respondents infringe the patent. The Court ordered that the respondents cease offering, distributing, using, or importing (or possessing for said reasons) the infringing products in Germany; recall infringing products from the German market; destroy or have destroyed infringing products in their possession in Germany; and provide an accounting of their infringing activities. To make the judgment enforceable, the Court ordered Invensas to post bonds of approximately €3.6 million as security for damages that may result from the injunction if it is ultimately found to have been improperly granted. Invensas posted the required bonds.
The respondents appealed to the Higher Regional Court (“Oberlandesgericht”) Karlsruhe, Case No. 6 U 24/17. In addition to appealing the infringement decision on the merits, the respondents filed motions seeking to stay enforcement of the judgment, and to increase the amount of the security bonds to approximately €500 million. Invensas’ filed a response to the motions to stay enforcement and to increase the amount of the security on April 25, 2017; Invensas’ response to the merits of the appeal is due May 15, 2017. No hearing date has been set either on the motions or the appeal.
Avago Technologies GmbH v. Invensas Corp. (German Federal Patent Court, Germany)
On August 25, 2016, Avago Technologies GmbH, a German affiliate of Broadcom Ltd., filed a nullity action against the German part of European patent EP 1 186 034 B1 in the German Federal Patent Court. The complaint alleges that the patent was neither new nor inventive over prior art and that certain claims are not disclosed in a way to enable the person skilled in the art to practice the invention. The complaint further alleges that the patent’s priority was invalidly claimed. It requests that the German part of the patent be nullified. Invensas’ deadline to file the grounds for its opposition is May 8, 2017. The hearing is scheduled for January 25, 2018.
Invensas Corp. v. Broadcom Ltd., et al., Case No. KG/RK 16-912 (District Court of The Hague, Netherlands)
On May 23, 2016, Invensas filed a writ of summons against Broadcom Ltd., Broadcom Corporation, Broadcom Netherlands B.V., Broadcom Communications Netherlands B.V., EBV Elektronik GmbH & Co. KG, Arrow Central Europe GmbH, and Mouser Electronics Netherlands B.V. in the District Court of The Hague, Netherlands. The complaint alleges that the defendants infringe Invensas’ European Patent EP (NL) 1 186 034 B1, and requests, among other things, that the defendants cease and desist any infringement of the patent in suit in the Netherlands; inform all persons/entities to whom the defendants delivered, sold, or offered for sale any infringing products that they will no longer do so; recall allegedly infringing products; and pay damages.

The defendants filed a statement of answer to the writ of summons, and a counterclaim of invalidity, on November 9, 2016. Invensas filed its statement of answer to the defendants’ counterclaim on January 4, 2017. A bench trial is scheduled for November 3, 2017.
Patent Office Proceedings

U.S. Patent No. 5,666,046
On January 30, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 5,666,046 (“the ’046 patent”).  The petition requests a determination that claims 1-22 of the ’046 patent are unpatentable.  Tessera Advanced Technologies, Inc. filed its preliminary response on May 2, 2017. The PTAB has not instituted the petition.  No hearing date has been set.

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

U.S. Patent No. 6,232,231
On January 31, 2017, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,232,231 (“the ’231 patent”).  The petition requests a determination that claims 1-16 of the ’231 patent are unpatentable.  Invensas filed its preliminary response May 2, 2017. The PTAB has not instituted the petition.  No hearing date has been set.
U.S. Patent No. 6,849,946
On October 18, 2016, Broadcom Ltd., Broadcom Corporation, Avago Technologies, Ltd., and Avago Technologies U.S. Inc. filed with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“PTO”) a petition for inter partes review of U.S Patent No. 6,849,946 (“the ’946 patent”). The petition requested a determination that claims 16-20, and 22 of the ’946 patent are unpatentable. On January 27, 2017, Invensas filed a preliminary response to the petition. On March 15, 2017, the PTAB issued a decision denying institution of the petition in its entirety. On April 14, 2017, Broadcom filed a request for rehearing.

U.S. Patent No. 6,278,653
On October 31, 2016, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,278,653 (“the ’653 patent”).  The petition requests a determination that claims 1-20 of the ’653 patent are unpatentable. Invensas filed its preliminary response on February 10, 2017. On April 26, 2017, the PTAB instituted the petition on Claims 1-20. Invensas’ response to the petition is due July 11, 2017. Broadcom’s reply is due September 26, 2017. The trial is scheduled for December 5, 2017.
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
U.S. Patent No. 6,847,107
On February 10, 2017, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,847,107. The petition requests a determination that claims 1-8 of the ’107 patent are unpatentable.  Tessera, Inc.’s preliminary response is due June 10, 2017. The PTAB has not instituted the petition.  No hearing date has been set.

U.S. Patent No. 7,671,474
On December 6, 2016, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 7,671,474 (“the ’474 patent”).  The petition requests a determination that claims 1-11 of the ’474 patent are unpatentable.  Invensas filed its preliminary response on April 6, 2017. The petition is under submission with the PTAB.  No hearing date has been set.

U.S. Patent No. 7,809,393
On January 20, 2017, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 7,809,393 (“the ’393 patent”).  The petition requests a determination that claims 1-20 of the ’393 patent are unpatentable.  Tessera Advanced

Technologies, Inc. filed its preliminary response on May 2, 2017. The PTAB has not instituted the petition.  No hearing date has been set.
Japanese Patent No. 5864481
On August 16, 2016, Hisatoshi ODA filed an opposition to Ziptronix’s Japanese Patent No. 5864481 with the Japan Patent Office (“JPO”). On October 24, 2016, the JPO mailed a Notification of Reasons for Revocation. Ziptronix filed a responsive argument and a Request for Correction with the JPO on January 19, 2017. On April 3, 2017, the JPO issued a decision rejecting the opposition and concluding that the patent would not be revoked. The matter is now concluded.

Item 1A. Risk Factors

Our revenue is concentrated in a limited number of customers and if we lose any of these customers, or these customers do not pay us, our revenue could decrease substantially.
We earn a significant amount of our revenue from a limited number of customers. For the three months ended March 31, 2017, there were two customers that accounted for 10% or more of total revenue. We expect that a significant portion of our revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenue could decrease substantially. For example, in February of 2017 we announced that we were seeking to relicense a significant semiconductor customer whose license had expired at the end of 2016. In addition, a significant portion of our recurring revenue is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. If we are unable to replace the revenue from an expiring license or at the end of structured payment terms of a settlement agreement with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
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
We expect to continue to be involved in material legal proceedings to enforce or protect our intellectual property and contract rights, including material litigation with existing licensees or strategic partners, that could harm our business.

From time to time, our efforts to obtain a reasonable royalty through our sales efforts do not result in the prospective customer agreeing to license our patents or our technology. In certain cases, we become involved in litigation to enforce our intellectual property rights, enforce the terms of our license agreements, determine the validity and scope of the proprietary rights of others, and defend against claims of infringement or invalidity. For example, on May 23, 2016, we filed legal proceedings against Broadcom Corporation and certain of its affiliates, customers, and distributors, alleging infringement of certain of our patents. Our current legal actions, as described in Part II, Item 1 - Legal Proceedings, are examples of disputes and litigation that impact our business. If we are not able to reach agreement with customers or potential customers we may be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.
These existing and any future legal actions may harm our business. For example, in our legal proceedings against Broadcom and certain of its affiliates and distributors in Germany, the court issued an injunction prohibiting the sale and distribution of infringing products in Germany. If the injunction is reversed or vacated, either on appeal or as a result of other legal proceedings, the Company could be liable for any damages that the respondents suffer in the event that the injunction against them was improperly granted, and such liability could have a material adverse impact on the Company. Although the Company posted bonds as security against such potential damages, the amount of damages is not limited by and could exceed the amounts of the bonds. As another example, legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our technologies and intellectual property by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenue. Moreover, the timing and results of any of our legal proceedings are not predictable and may vary in any individual proceeding.
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
At March 31, 2017, we held approximately $60.5 million in cash and cash equivalents and $53.1 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although the Company invests in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.

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
We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and subject to interpretation. Changes to taxation rules, changes to financial accounting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way in which we conduct business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 2 - “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements.
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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our corporate headquarters are located in the San Francisco Bay Area and we have engineering activities in several locations throughout California, which in the past have experienced severe earthquakes. We do not carry earthquake insurance for any of our facilities except for our office in Calabasas, California. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
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

•
there may be a significant time lag between acquiring patent assets and recognizing revenue from those patent assets. During that time lag, material costs are likely to be incurred in preparing licensing or litigation efforts and amortization of acquired patent assets that would have a negative effect on our results of operations, cash flows and financial position;

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

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200.0 million in future repurchases under the plan. As of March 31, 2017, the total amount available for repurchase under the plan was $158.2 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases

In August 2007, the Company’s Board of Directors authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. We made no stock repurchases during the first quarter of 2017. At March 31, 2017, the total amount available for repurchase under our stock repurchase program was $158.2 million.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

3.2
Certificate of Amendment of the Restated Certificate of Incorporation dated as of February 22, 2017 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 27, 2017, and incorporated herein by reference)

3.3	Amended and Restated Bylaws, dated as of December 1, 2016 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

3.4
Amendment to the Amended and Restated Bylaws, dated as of December 6, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 7, 2016, and incorporated herein by reference)

10.1
Amended and Restated Severance Agreement, dated February 22, 2017, by and between the Company and Robert Andersen (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 27, 2017, and incorporated herein by reference)

10.2
Amended and Restated Change in Control Severance Agreement, dated February 22, 2017, by and between the Company and Robert Andersen (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 27, 2017, and incorporated herein by reference)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 3, 2017

XPERI CORPORATION

By:	/s/ Thomas Lacey
Thomas Lacey Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

3.2
Certificate of Amendment of the Restated Certificate of Incorporation dated as of February 22, 2017 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 27, 2017, and incorporated herein by reference)

3.3	Amended and Restated Bylaws, dated as of December 1, 2016 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

3.4
Amendment to the Amended and Restated Bylaws, dated as of December 6, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 7, 2016, and incorporated herein by reference)

10.1
Amended and Restated Severance Agreement, dated February 22, 2017, by and between the Company and Robert Andersen (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 27, 2017, and incorporated herein by reference)

10.2
Amended and Restated Change in Control Severance Agreement, dated February 22, 2017, by and between the Company and Robert Andersen (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 27, 2017, and incorporated herein by reference)

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