Form 10-Q
period 2017-06-30
Xperi Corp
filed 2017-08-02
CIK 1690666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of July 27, 2017 was 49,519,088.

XPERI CORPORATION
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2017

XPERI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$74,415	$65,626
Short-term investments	53,533	47,379
Accounts receivable, net	32,603	15,863
Unbilled contract receivable	15,516	51,923
Other current assets	15,961	19,150
Total current assets	192,028	199,941
Restricted cash	8,469	—
Property and equipment, net	37,172	38,855
Intangible assets, net	485,174	541,879
Goodwill	386,413	382,963
Other assets	16,150	22,798
Total assets	$1,125,406	$1,186,436
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,580	$7,531
Accrued legal fees	6,164	7,505
Accrued liabilities	36,723	29,086
Current portion of long-term debt	6,000	6,000
Deferred revenue	3,968	895
Total current liabilities	59,435	51,017
Long-term deferred tax liabilities	15,972	32,565
Long-term debt, net	575,451	577,239
Other long-term liabilities	17,697	17,830
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 60,341 and 59,596 shares issued, respectively, and 49,511 and 48,854 shares outstanding, respectively	60	59
Additional paid-in capital	665,633	644,194
Treasury stock at cost: 10,830 and 10,742 shares of common stock at each period end, respectively	(303,525)	(300,114)
Accumulated other comprehensive loss	(94)	(148)
Retained earnings	94,777	163,794
Total stockholders’ equity	456,851	507,785
Total liabilities and stockholders’ equity	$1,125,406	$1,186,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Royalty and license fees	$91,322	$67,020	$158,577	$126,997
Total revenue	91,322	67,020	158,577	126,997
Operating expenses:
Cost of revenue	1,303	52	2,703	139
Research, development and other related costs	26,313	10,306	52,325	20,376
Selling, general and administrative	33,003	11,166	74,208	22,259
Amortization expense	28,151	6,052	56,706	12,074
Litigation expense	8,226	5,292	18,204	11,842
Total operating expenses	96,996	32,868	204,146	66,690
Operating income (loss)	(5,674)	34,152	(45,569)	60,307
Interest expense	(7,046)	—	(13,505)	—
Other income and expense, net	220	802	266	1,609
Income (loss) before taxes	(12,500)	34,954	(58,808)	61,916
Provision for (benefit from) income taxes	26,557	11,471	(8,722)	20,343
Net income (loss)	$(39,057)	$23,483	$(50,086)	$41,573
Basic and diluted net income (loss) per share:
Basic	$(0.79)	$0.48	$(1.02)	$0.84
Diluted	$(0.79)	$0.48	$(1.02)	$0.83
Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40
Weighted average number of shares used in per share calculations-basic	49,475	48,836	49,261	49,392
Weighted average number of shares used in per share calculations-diluted	49,475	49,420	49,261	49,993
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income (loss)	$(39,057)	$23,483	$(50,086)	$41,573
Other comprehensive income:
Net unrealized gains on available-for-sale securities, net of tax	16	367	54	1,830
Other comprehensive income	16	367	54	1,830
Comprehensive income (loss)	$(39,041)	$23,850	$(50,032)	$43,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income (loss)	$(50,086)	$41,573
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment	3,614	810
Amortization of intangible assets	56,706	12,074
Stock-based compensation expense	15,585	7,568
Deferred income tax and other, net	(16,676)	7,069
Amortization of debt issuance costs	1,212	—
Amortization of premium or discount on investments	190	1,789
Changes in operating assets and liabilities:
Accounts receivable, net	(16,740)	163
Unbilled contract receivable, net	32,430	—
Other assets	11,282	4,321
Accounts payable	(951)	131
Accrued legal fees	(1,341)	2,595
Accrued and other liabilities	7,504	(1,231)
Deferred revenue	3,073	(4,088)
Net cash from operating activities	45,802	72,774
Cash flows from investing activities:
Purchases of property and equipment	(1,938)	(2,487)
Purchases of short-term investments	(11,975)	(77,612)
Proceeds from sales of short-term investments	1,035	24,285
Proceeds from maturities of short-term investments	4,650	84,182
Net cash from investing activities	(8,228)	28,368
Cash flows from financing activities:
Dividend paid	(19,740)	(19,747)
Repayment of debt	(3,000)	—
Proceeds from exercise of stock options	4,680	2,208
Proceeds from employee stock purchase program	1,155	1,081
Repurchase of common stock	(3,411)	(63,856)
Net cash from financing activities	(20,316)	(80,314)
Net increase in cash, cash equivalents and restricted cash	17,258	20,828
Cash, cash equivalents and restricted cash at beginning of period	65,626	22,599
Cash, cash equivalents and restricted cash at end of period	$82,884	$43,427

Supplemental disclosure of cash flow information:
Interest paid	$14,493	$—
Income taxes paid, net of refunds	$7,209	$9,358

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
The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2017 and 2016, and for the three and six months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2016 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (the “Form 10-K”).
The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2017 or any future period and the Company makes no representations related thereto.
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have not been notable changes in the Company’s significant accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies described in the Form 10-K.

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

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash." This ASU provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The Company chose to early adopt this standard effective January 1, 2017. The Company had an $8.5 million increase in restricted cash during the six months ended June 30, 2017 which would have been shown as a use of cash and cash equivalents under previous guidance.

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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has further clarified this new guidance for revenue recognition by issuing ASU No. 2016-08 (principal versus agent considerations), ASU No. 2016-10 (identifying performance obligations and licensing), ASU No. 2016-12 (narrow-scope improvements and practical expedients), and ASU No. 2016-20 (technical corrections and improvements to Topic 606). The new standard is effective for the Company beginning January 1, 2018. The Company expects the standard to have a material impact on the timing of revenue recognition and expects that the standard will cause volatility in its quarterly revenue trends. Under the new standard, the current practice of many licensing companies of reporting revenue from per-unit royalty based arrangements one quarter in arrears would no longer be accepted and instead the Company will be expected to estimate per-unit royalty-based revenue. The Company also expects the standard to have a significant impact on the timing of revenue recognition associated with its fixed fee arrangements, as a majority of such revenue is expected to be recognized at the initiation of the license term. The Company is currently reviewing the accounting for its minimum guarantee contracts under the new standard to determine whether revenue recognition is recorded at the initiation of the license term or over the life of the agreement. In addition, the Company currently expects to adopt this standard using the modified retrospective method, under which the Company would record a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2018 determined on the basis of the impact of the new standard on contracts that are not completed as of January 1, 2018. The Company is currently evaluating and finalizing the full impact of this new standard on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02 "Leases (Topic 842)." The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this new standard.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for the Company in the first quarter of the year ending December 31, 2020. The Company is in the process of evaluating the impact of the adoption of this new standard on its consolidated financial statements.
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
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." This ASU requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid income taxes	$528	$6,645
Income tax receivable	6,499	3,109
Interest receivable	304	310
Other	8,630	9,086
	$15,961	$19,150

Property and equipment, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Equipment, furniture and other	$29,810	$28,071
Building and improvements	18,196	18,153
Land	5,300	5,300
Leasehold improvements	6,482	6,346
	59,788	57,870
Less: accumulated depreciation and amortization	(22,616)	(19,015)
	$37,172	$38,855

Depreciation and amortization expense for the three months ended June 30, 2017 and 2016 amounted to $1.8 million and $0.4 million, respectively.

Depreciation and amortization expense for the six months ended June 30, 2017 and 2016 amounted to $3.6 million and $0.8 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Employee compensation and benefits	$24,825	$18,584
Accrued interest	—	2,200
Other	11,898	8,302
	$36,723	$29,086

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Unrealized loss on available-for-sale securities, net of tax	$(94)	$(148)
	$(94)	$(148)
NOTE 4 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$43,883	$9	$(57)	$43,835
Commercial paper	3,744	—	—	3,744
Treasury and agency notes and bills	6,000	—	(46)	5,954
Money market funds	14,936	—	—	14,936
Total available-for-sale securities	$68,563	$9	$(103)	$68,469
Reported in:
Cash and cash equivalents				$14,936
Short-term investments				53,533
Total marketable securities				$68,469

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$36,590	$7	$(95)	$36,502
Commercial paper	5,220	—	(4)	5,216
Treasury and agency notes and bills	6,029	—	(57)	5,972
Money market funds	14,146	—	—	14,146
Total available-for-sale securities	$61,985	$7	$(156)	$61,836
Reported in:
Cash and cash equivalents				$14,457
Short-term investments				47,379
Total marketable securities				$61,836
At June 30, 2017 and December 31, 2016, the Company had $127.9 million and $113.0 million, respectively, in cash, cash equivalents and short-term investments. These balances include $59.5 million and $51.2 million in cash held in operating accounts not included in the tables above at June 30, 2017 and December 31, 2016, respectively. The Company has $8.5 million in restricted cash which is required to secure bonds against potential damages Broadcom may face as a result of the Company enforcing the injunction granted by the court in Germany. If the injunction is reversed or vacated, all or a portion of the restricted cash could be at risk.  The Company currently estimates this cash will be restricted for longer than 12 months. See Part II, Item 1 " legal Proceedings" for additional information.

The gross realized gains and losses on sales of marketable securities were not significant during the three and six months ended June 30, 2017 and 2016.
Unrealized losses (net of unrealized gains) were $0.1 million, net of tax, as of June 30, 2017 and December 31, 2016. These amounts were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of June 30, 2017 because the Company has the ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and six months ended June 30, 2017 and 2016, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at June 30, 2017 and December 31, 2016, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

June 30, 2017	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$28,755	$(43)	$3,810	$(14)	$32,565	$(57)
Treasury and agency notes and bills	5,954	(46)	—	—	5,954	(46)
Total	$34,709	$(89)	$3,810	$(14)	$38,519	$(103)

December 31, 2016	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$14,678	$(44)	$13,230	$(51)	$27,908	$(95)
Commercial paper	5,216	(4)	—	—	5,216	(4)
Treasury and agency notes and bills	5,972	(57)	—	—	5,972	(57)
Total	$25,866	$(105)	$13,230	$(51)	$39,096	$(156)

The estimated fair value of marketable securities by contractual maturity at June 30, 2017 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$38,741
Due in one to two years	15,244
Due in two to three years	14,484
Total	$68,469
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

When applying fair value principles in the valuation of assets, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We use the fair value of our Level 1 and calculate Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2016 and June 30, 2017.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of June 30, 2017 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds (1)	$14,936	$14,936	$—	$—
Corporate bonds and notes (2)	43,835	—	43,835	—
Treasury and agency notes and bills (2)	5,954	—	5,954	—
Commercial paper (2)	3,744	—	3,744	—
Total Assets	$68,469	$14,936	$53,533	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at June 30, 2017:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

The Company also has outstanding debt at June 30, 2017 and December 31, 2016 that is considered a level 2 liability and is measured at fair value on a recurring basis. See Note 8 “Debt” for additional information. At June 30, 2017 and December 31, 2016, the fair value of our debt is not materially different than the outstanding principal amount.
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
Certain amounts of assets and liabilities recorded in the preliminary purchase price allocation are provisional and are subject to certain working capital and other adjustments, which could potentially be material. The Company has not yet obtained all available information necessary to finalize the measurement of all assets and liabilities acquired. In the six months ended June 30, 2017, based on additional information, the Company revised its estimates of unbilled contracts receivable relating to products licensed by DTS prior to the acquisition date of December 1, 2016 which resulted in $3.5 million, net of tax, increase to goodwill.
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

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The changes to the carrying value of goodwill from January 1, 2017 through June 30, 2017 are reflected below (in thousands):

December 31, 2016	$382,963
Purchase price adjustment related to the acquisition of DTS (1)	3,450
June 30, 2017	$386,413	(2)
(1) This adjustment related to the measurement of unbilled contract receivables which were estimated at the time of acquisition, see Note 6 - " Business Combinations."
(2) Of this amount, approximately $378.7 million is allocated to our Product Licensing reporting unit and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting unit.
Identified intangible assets consisted of the following (in thousands):

		June 30, 2017			December 31, 2016
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$140,744	$(105,589)	$35,155	$140,744	$(96,896)	$43,848
Existing technology	5-10	204,394	(44,385)	160,009	203,442	(27,315)	176,127
Customer contracts and related relationships	3-9	291,769	(41,352)	250,417	291,769	(14,011)	277,758
Trademarks/trade name	4-10	40,083	(3,624)	36,459	40,083	(1,138)	38,945
Non-competition agreements	1	2,231	(1,301)	930	2,231	(186)	2,045
Total amortizable intangible assets		679,221	(196,251)	482,970	678,269	(139,546)	538,723
In-process research and development		2,204	—	2,204	3,156	—	3,156
Total intangible assets		$681,425	$(196,251)	$485,174	$681,425	$(139,546)	$541,879
Amortization expense for the three months ended June 30, 2017 and 2016 amounted to $28.2 million and $6.1 million, respectively.
Amortization expense for the six months ended June 30, 2017 and 2016 amounted to $56.7 million and $12.1 million, respectively.
As of June 30, 2017, the estimated future amortization expense of total (amortizable) intangible assets is as follows (in thousands):

2017 (remaining 6 months)	$55,218
2018	107,586
2019	98,500
2020	86,785
2021	79,123
Thereafter	55,758
$482,970
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
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. The Company was in compliance with all requirements as of June 30, 2017.
At June 30, 2017, $597 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 4.7%. Interest is payable quarterly. There were also $15.5 million of unamortized debt issuance costs recorded as a reduction of the long-term portion of the debt. Interest expense for the three and six months ended June 30, 2017 was $7.0 million and $13.5 million, respectively. Amortized debt issuance costs, which were included in the interest expense, amounted to $0.6 million and $1.2 million for the three and six months ended June 30, 2017, respectively. There were debt principal payments of $1.5 million and $3.0 million during the three and six months ended June 30, 2017, respectively. There were no interest costs in the three and six months ended June 30, 2016 since the debt was incurred in December 2016.
As of June 30, 2017, future minimum principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

2017 (remaining six months)	$3,000
2018	6,000
2019	6,000
2020	6,000
2021	6,000
Thereafter	570,000
Total	$597,000
Additional payments of debt principal must be made in the event of certain working capital conditions as outlined in the Credit Agreement. There are no penalties for these payments. There were no such additional payments made during the three and six months ended June 30, 2017.

NOTE 9 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and six months ended June 30, 2017 and 2016.

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Denominator:
Weighted average common shares outstanding	49,477	48,853	49,264	49,412
Less: shares of restricted stock subject to repurchase	(2)	(17)	(3)	(20)
Total common shares-basic	49,475	48,836	49,261	49,392
Effect of dilutive securities:
Options		234		222
Restricted stock awards and units		350		379
Total common shares-diluted	49,475	49,420	49,261	49,993

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
For the three and six months ended June 30, 2017, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total 0.7 million and 1.1 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2017, respectively, because including them would have been anti-dilutive.
For the three and six months ended June 30, 2016, in the calculation of net income per share, 0.4 million and 0.1 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
NOTE 10 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. There were no repurchases during the six months ended June 30, 2017. The Company has repurchased a total of approximately 10,488,000 shares of common stock, since inception of the plan, at an average price of $27.83 per share for a total cost of $291.8 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2017, the total remaining amount available for repurchase was $158.2 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
As of June 30, 2017, there were approximately 1.1 million shares reserved for future grant under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2016	1,332	$24.41
Options granted	—	—
Options exercised	(171)	$23.22
Options canceled / forfeited / expired	(40)	$36.49
Balance at June 30, 2017	1,121	$24.16

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of June 30, 2017 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2016	1,696	384	2,080	$33.91
Awards and units granted	968	772	1,740	$33.87
Awards and units vested / earned	(459)	(77)	(536)	$34.17
Awards and units canceled / forfeited	(97)	(89)	(186)	$29.39
Balance at June 30, 2017	2,108	990	3,098	$34.11

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
Employee Stock Purchase Plans
As of June 30, 2017, there were approximately 563,002 shares reserved for grant under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “International ESPP”), collectively.
NOTE 11 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Research, development and other related costs	$3,437	$1,487	$6,134	$2,870
Selling, general and administrative	5,087	2,441	9,451	4,698
Total stock-based compensation expense	8,524	3,928	15,585	7,568
Tax effect on stock-based compensation expense	(2,359)	(1,106)	(4,379)	(2,116)
Net effect on net income (loss)	$6,165	$2,822	$11,206	$5,452

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2017 and 2016 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Employee stock options	$586	$501	$1,231	$1,010
Restricted stock awards and units	7,301	3,220	13,287	6,152
Employee stock purchase plan	637	207	1,067	406
Total stock-based compensation expense	$8,524	$3,928	$15,585	$7,568
There were no options granted in the three and six months ended June 30, 2017 and 2016.
ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	February 2017	February 2016
Expected life (years)	2.0	2.0
Risk-free interest rate	1.2%	0.8%
Dividend yield	2.0%	2.4%
Expected volatility	28.3%	30.0%

NOTE 12 – INCOME TAXES

For the three months ended June 30, 2017, the Company recorded an income tax provision of $26.6 million, and for the six months ended June 30, 2017, the Company recorded an income tax benefit of $8.7 million. The income tax provision of $26.6 million for the three months ended June 30, 2017 was primarily related to a decrease in our estimated annual effective tax rate applied to actual year-to-date losses incurred that resulted in a reduction of actual tax benefit as compared to the prior quarter. The decrease in the annual effective tax rate, as compared to the prior quarter, is due to a change in the jurisdictional mix of income and level of forecasted profitability. The income tax benefit of $8.7 million for the six months ended June 30, 2017 was primarily related to losses generated in the U.S. and foreign operations offset by foreign withholding tax liability. The provision for income taxes for the three months and six months ended June 30, 2016 was $11.5 million and $20.3 million, respectively. The provision for income taxes for the three months and six months ended June 30, 2016 was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The income tax benefit for the six months ended June 30, 2017 as compared to the income tax provision during the same period in the prior year is largely attributable to losses generated from U.S. and foreign operations. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter.

As of June 30, 2017, unrecognized tax benefits were $30.5 million (which is included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheet), of which $24.0 million would affect the effective tax rate if recognized. As of June 30, 2016, unrecognized tax benefits were $3.2 million (which is included in long-term deferred tax and other liabilities on the Condensed Consolidated Balance Sheet), of which $2.4 million would affect the effective tax rate if recognized. At this time, the Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. The increase in unrecognized tax benefits as compared to the same period in the prior year is largely due to the acquisition of DTS in 2016.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and six months ended June 30, 2017 and June 30, 2016 the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of June 30, 2017 and December 31, 2016, the Company had accrued $0.5 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.
At June 30, 2017, the Company's 2012 through 2016 tax years were open and subject to potential examination in one, or more, material jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination by the Internal Revenue Service for tax year 2014. The Company does not have any information as a result of the ongoing examination that would give rise to a change in position around any new or existing unrecognized tax benefits. The Company completed the California Franchise Tax Board examination related to its 2011 and 2012 tax returns which resulted in minimal changes to its statement of operations. The Company is not currently under foreign income tax examination.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2029. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. There were no material changes to our future minimum lease payments during the three and six months ended June 30, 2017. Rent expense for the three months ended June 30, 2017 and 2016 amounted to $1.5 million and $0.5 million, respectively. Rent expense for the six months ended June 30, 2017 and 2016 amounted to $3.1 million and $1.1 million, respectively.
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
On April 4, 2017, Tessera, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Tessera, Inc.’s opening brief is due August 14, 2017, and Toshiba’s answering brief is due September 13, 2017. A hearing for oral argument has not yet been scheduled.

Other Litigation Matters
The Company and its subsidiaries are involved in litigation matters and claims in the normal course of business. In the past, the Company and its subsidiaries have litigated to enforce their respective patents and other intellectual property rights, to enforce the terms of license agreements, to protect trade secrets, to determine the validity and scope of the proprietary rights of others and to defend itself or its customers against claims of infringement or invalidity. The Company expects it or its subsidiaries will be involved in similar legal proceedings in the future, including proceedings regarding infringement of its patents, and proceedings to ensure proper and full payment of royalties by licensees under the terms of its license agreements.

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

The costs associated with legal proceedings are typically high, relatively unpredictable, and not completely within the Company’s control. These costs may be materially higher than expected, which could adversely affect the Company’s operating results and lead to volatility in the price of its common stock. Whether or not determined in the Company’s favor or ultimately settled, litigation diverts managerial, technical, legal, and financial resources from the Company’s business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from others, limit the value of the Company’s licensed technology or otherwise negatively impact the Company’s stock price or its business and consolidated financial position, results of operations or cash flows.
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

The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and IP to manufacturers, foundries, subcontract assemblers and others.  The segment includes revenue generated from the technology and IP portfolios of Tessera, Inc. Invensas and Invensas Bonding Technologies, Inc. (formally Ziptronix, Inc.). Tessera, Inc. pioneered chip-scale packaging solutions. Invensas develops advanced semiconductor packaging and 3D interconnect solutions, including wafer bonding solutions, for applications such as smartphones, tablets, laptops, PCs, data centers and automobiles. The Company expands its technology and IP offerings in this segment through a combination of internal R&D and acquisitions.  The Company also provides engineering services to customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of the Company's technologies.

The Company does not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there is none to report. The Company does not allocate other income and expense to reportable segments. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.
The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Semiconductor and IP licensing segment	$44,960	$57,648	$84,514	$107,782
Product licensing segment	46,362	9,372	74,063	19,215
Total revenue	91,322	67,020	158,577	126,997
Operating expenses:
Semiconductor and IP licensing segment	21,374	18,922	44,137	38,399
Product licensing segment	42,619	2,780	85,801	6,031
Unallocated operating expenses (1)	39,829	10,364	87,447	20,651
Total operating expenses	103,822	32,066	217,385	65,081
Operating income (loss):
Semiconductor and IP licensing segment	23,586	38,726	40,377	69,383
Product licensing segment	3,743	6,592	(11,738)	13,184
Unallocated operating expenses (1)	(39,829)	(10,364)	(87,447)	(20,651)
Total operating income (loss)	$(12,500)	$34,954	$(58,808)	$61,916

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
A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended,				Six Months Ended,
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
U.S.	$33,680	37%	$26,148	39%	$67,086	42%	$54,809	43%
Korea	14,103	15	23,600	35	20,990	13	37,421	30
Taiwan	8,226	9	13,192	20	16,217	10	20,391	16
Japan	20,169	22	834	1	34,059	22	4,511	4
Other	15,144	17	3,246	5	20,225	13	9,865	7
	$91,322	100%	$67,020	100%	$158,577	100%	$126,997	100%
For the three months ended June 30, 2017 and 2016, there were three and four customers, respectively, in each period that each accounted for 10% or more of total revenue. For the six months ended June 30, 2017 and 2016, there were three customers in each period that each accounted for 10% or more of total revenue.
NOTE 15 - SUBSEQUENT EVENTS

On July 21, 2017, the Board declared a cash dividend of $0.20 per share of common stock, payable on September 8, 2017 for the stockholders of record at the close of business on August 18, 2017.

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

Xperi Corporation, the Xperi Corporation logo, Tessera, the Tessera logo, DTS, the DTS logo, FotoNation, the FotoNation logo, Invensas, the Invensas logo, DigitalAperture, FaceTools, FacePower, FotoSavvy, IrisCam, LifeFocus, xFD, FD, DFD, TFD, QFD, BVA, ZiBond, DBI, DTS‑HD, DTS Sound, DTS Studio Sound, DTS Virtual:X, DTS Neural Surround, DTS Headphone:X, DTS Play‑Fi, DTS:X and HD Radio are trademarks or registered trademarks of Xperi Corporation or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

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

Results of Operations
Under the generally accepted accounting principles regarding business combinations, we were unable to record $7.3 million and $38.6 million in revenue in the three and six months ended June 30, 2017, that would have been recognized by DTS if not for the acquisition. If allowed, this revenue would have had a significant impact on the operating results as described below.
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
The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Royalty and license fees	100%	100%	100%	100%
Total revenue	100	100	100	100
Operating expenses:
Cost of revenue	1	—	2	—
Research, development and other related costs	29	15	33	16
Selling, general and administrative	36	17	47	18
Amortization expense	31	9	36	9
Litigation expense	9	8	11	9
Total operating expenses	106	49	129	52
Operating income (loss)	(6)	51	(29)	48
Interest expense	8	—	9	—
Other income and expense, net	—	1	—	1
Income (loss) before taxes	(14)	52	(38)	49
Provision for (benefit from) income taxes	29	17	(6)	16
Net income (loss)	(43)%	35%	(32)%	33%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	June 30, 2017	June 30, 2016	Increase/ (Decrease)	% Change
Royalty and license fees	$91,322	$67,020	$24,302	36%

The $24.3 million or 36% increase in revenue was due to our acquisition of DTS in December 2016, offset by reductions in licensing revenue from a significant expired agreement as well as seasonality in revenue timing from certain licenses. Minimum guarantee fees from DTS licensees for contracts entered into prior to the December 1, 2016 acquisition were not recorded as revenue during the three months ended June 30, 2017, as under business combination accounting guidance the earnings process was deemed to have been completed prior to the acquisition.

	Six Months Ended
	June 30, 2017	June 30, 2016	Increase/ (Decrease)	% Change
Royalty and license fees	$158,577	$126,997	$31,580	25%

The $31.6 million or 25% increase in revenue was due to our acquisition of DTS in December 2016, offset by reductions in licensing revenue from a significant expired agreement as well as seasonality in revenue timing from certain licenses. The majority of per-unit royalties reported by DTS licensees in the first quarter of 2017, which are associated with fourth quarter 2016 shipments by these licensees, as well as minimum guarantee fees from DTS licensees for contracts entered into prior to the December 1, 2016 acquisition, were not recorded as revenue during the six months ended June 30, 2017, as under business combination accounting guidance the earnings process was deemed to have been completed prior to the acquisition.

Cost of Revenue

Cost of revenue consists of royalties paid to third parties and direct compensation and related expenses to provide non-recurring engineering services ("NRE").

Cost of revenue for the three months ended June 30, 2017 was $1.3 million, as compared to $0.1 million for the three months ended June 30, 2016. Cost of revenue for the six months ended June 30, 2017 was $2.7 million, as compared to $0.1 million for the six months ended June 30, 2016. The increases were a result of royalties paid to third parties in connection with audio revenue from the acquired DTS business in the first and second quarters of 2017.

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
Research, development and other related costs for the three months ended June 30, 2017 were $26.3 million, as compared to $10.3 million for the three months ended June 30, 2016, an increase of $16.0 million or 155%. The increase was primarily related to a $10.8 million increase in personnel related expenses, a $2.0 million increase in stock based compensation and a

$1.3 million increase in outside services. These increases are a direct result of adding over 230 engineers as part of the acquisition of DTS in December 2016.
Research, development and other related costs for the six months ended June 30, 2017 were $52.3 million, as compared to $20.4 million for the six months ended June 30, 2016, an increase of $31.9 million or 157%. The increase was primarily related to a $22.1 million increase in personnel related expenses, a $3.3 million increase in stock based compensation and a $2.5 million increase in outside services. These increases are a direct result of adding over 230 engineers as part of the acquisition of DTS in December 2016.
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
Selling, general and administrative expenses for the three months ended June 30, 2017 were $33.0 million, as compared to $11.2 million for the three months ended June 30, 2016, an increase of $21.8 million or 196%. The increase was primarily attributable to an increase of $11.0 million in personnel related expenses, a $3.3 million increase in outside services, a $2.6 million increase in stock based compensation and a $1.2 million increase in depreciation. These increases are a direct result of adding over 185 selling, general and administrative personnel as part of the acquisition of DTS in December 2016. Additionally, marketing expenses increased $1.9 million due primarily to expenditures associated with a trade show and marketing initiatives in Q2 2017.
Selling, general and administrative expenses for the six months ended June 30, 2017 were $74.2 million, as compared to $22.3 million for the six months ended June 30, 2016, an increase of $51.9 million or 233%. The increase was primarily attributable to an increase of $23.4 million in personnel related expenses, an $8.5 million increase in outside services, a $4.8 million increase in stock based compensation, a $3.0 million increase in facilities and a $2.5 million increase in depreciation. These increases are a direct result of adding over 185 selling, general and administrative personnel as part of the acquisition of DTS in December 2016. Additionally, marketing expenses increased $6.6 million due primarily to two product marketing conferences related to the acquired DTS audio business, one-time expenses related to the branding of our new company name, and marketing initiatives and campaigns we undertook in the first half of 2017.

We anticipate selling, general and administrative expenses will remain higher than in the prior year due to the acquisition of DTS. While marketing expenses will remain higher in 2017 compared to 2016, we anticipate marketing expenses will decrease during the remainder of 2017 since the remaining conferences will have lower costs than those attended in the first and second quarters and the additional branding expenses are non-recurring.
Amortization Expense
Amortization expense for the three months ended June 30, 2017 was $28.2 million, as compared to $6.1 million for the three months ended June 30, 2016, an increase of $22.1 million. This increase was primarily attributable to intangible assets recorded in connection with the DTS acquisition and the purchase of certain other intangible assets in the fourth quarter of 2016.
Amortization expense for the six months ended June 30, 2017 was $56.7 million, as compared to $12.1 million for the six months ended June 30, 2016, an increase of $44.6 million. This increase was primarily attributable to intangible assets recorded in connection with the DTS acquisition and the purchase of certain other intangible assets in the fourth quarter of 2016.

With the acquisition of DTS, we anticipate that amortization expenses will continue to be a significant expense since we acquired approximately $479 million in intangible assets which will be amortized over the next several years. See Note 7 "Goodwill and Identified Intangible Assets" in the notes to the financial statements for additional information.
Litigation Expense

Litigation expense for the three months ended June 30, 2017 was $8.2 million, as compared to $5.3 million for the three months ended June 30, 2016, an increase of $2.9 million, or 57%. This increase is primarily related to our ongoing legal proceedings with Broadcom and planning activities for potential future litigation.
Litigation expense for the six months ended June 30, 2017 was $18.2 million, as compared to $11.8 million for the six months ended June 30, 2016, an increase of $6.4 million, or 54%. This increase is primarily related to our ongoing legal proceedings with Broadcom and planning activities for potential future litigation.
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
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended,		Six Months Ended,
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Research, development and other related costs	$3,437	$1,487	$6,134	$2,870
Selling, general and administrative	5,087	2,441	9,451	4,698
Total stock-based compensation expense	$8,524	$3,928	$15,585	$7,568
Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. For the three months ended June 30, 2017, stock-based compensation expense was $8.5 million, of which $0.6 million related to employee stock options, $7.3 million related to restricted stock awards and units and $0.6 million related to employee stock plan purchases. For the three months ended June 30, 2016, stock-based compensation expense was $3.9 million, of which $0.5 million related to employee stock options, $3.2 million related to restricted stock awards and units and $0.2 million related to employee stock plan purchases. The increase in stock-based compensation for the three months ended June 30, 2017, resulted primarily from increased awards issued and headcount due to our acquisition of DTS.
For the six months ended June 30, 2017, stock-based compensation expense was $15.6 million, of which $1.2 million related to employee stock options, $13.3 million related to restricted stock awards and units and $1.1 million related to employee stock plan purchases. For the six months ended June 30, 2016, stock-based compensation expense was $7.6 million, of which $1.0 million related to employee stock options, $6.2 million related to restricted stock awards and units and $0.4 million related to employee stock plan purchases. The increase in stock-based compensation for the six months ended June 30, 2017, resulted primarily from increased awards issued and headcount due to our acquisition of DTS.
Interest Expense
Interest expense for the three and six months ended June 30, 2017 was $7.0 million and $13.5 million, respectively. There was no interest expense in the three and six months ended June 30, 2016 since the related debt was incurred in December 2016.
Other Income and Expense, Net
Other income and expense, net for the three months ended June 30, 2017 was $0.2 million, as compared to $0.8 million for the three months ended June 30, 2016. Other income and expense, net for the six months ended June 30, 2017 was $0.3 million, as compared to $1.6 million for the six months ended June 30, 2016. Other income was higher in the prior year due to interest income earned on higher cash and investment balances.

Provision for (benefit from) Income Taxes

For the three months ended June 30, 2017, the Company recorded an income tax provision of $26.6 million, and for the six months ended June 30, 2017, the Company recorded an income tax benefit of $8.7 million. The income tax provision of $26.6 million for the three months ended June 30, 2017 was primarily related to a decrease in our estimated annual effective tax rate applied to actual year-to-date losses incurred that resulted in a reduction of actual tax benefit as compared to the prior quarter. The income tax benefit of $8.7 million for the six months ended June 30, 2017 was primarily related to losses generated in the U.S. and foreign operations offset by foreign withholding tax liability. The provision for income taxes for the three months and six months ended June 30, 2016 was $11.5 million and $20.3 million, respectively. The provision for income taxes for the three months and six months ended June 30, 2016 was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations. The income tax benefit for the six months ended June 30, 2017 as compared to the income tax provision during the same period in the prior year is largely attributable to losses generated from U.S. and foreign operations. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. As such, we determined that no valuation allowance is required on the majority of our U.S. federal deferred tax assets. In the future, we may release valuation allowance and recognize deferred state tax assets or deferred tax assets of other foreign subsidiaries depending on achieving profitability in relevant jurisdictions. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is still recorded. There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are not recoverable. A provision for a valuation allowance could have the effect of increasing the income tax provision in the statement of operations in the period the valuation allowance is provided.

Segment Operating Results
In connection with the acquisition of DTS, we re-evaluated our reportable segments. We concluded that we have two reportable segments: (1) Semiconductor and IP Licensing and (2) Product Licensing. Quarterly results for the first and second quarters of 2016 have been recast to conform with this segment presentation. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.
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

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Semiconductor and IP licensing segment	$44,960	$57,648	$84,514	$107,782
Product licensing segment	46,362	9,372	74,063	19,215
Total revenue	91,322	67,020	158,577	126,997
Operating expenses:
Semiconductor and IP licensing segment	21,374	18,922	44,137	38,399
Product licensing segment	42,619	2,780	85,801	6,031
Unallocated operating expenses (1)	39,829	10,364	87,447	20,651
Total operating expenses	103,822	32,066	217,385	65,081
Operating income (loss):
Semiconductor and IP licensing segment	23,586	38,726	40,377	69,383
Product licensing segment	3,743	6,592	(11,738)	13,184
Unallocated operating expenses (1)	(39,829)	(10,364)	(87,447)	(20,651)
Total operating income (loss)	$(12,500)	$34,954	$(58,808)	$61,916

(1) Unallocated operating expenses consist primarily of general and administrative expenses, such as administration, human resources, finance, information technology, corporation development and procurement. These expenses are not allocated because it is not practical to do so.
The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $386.4 million in goodwill at June 30, 2017, approximately $378.7 million is allocated to our Product Licensing reporting unit and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting unit.
For the three months ended June 30, 2017, the unallocated expenses were $39.8 million compared to $10.4 million for the three months ended June 30, 2016. The increase of $29.4 million was primarily attributable to higher general and administrative personnel expenses that resulted from the acquisition of DTS.
For the six months ended June 30, 2017, the unallocated expenses were $87.4 million compared to $20.7 million for the six months ended June 30, 2016. The increase of $66.7 million was primarily attributable to higher general and administrative personnel expenses that resulted from the acquisition of DTS.

Product Licensing Segment

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Royalty and license fees	$46,362	$9,372	$74,063	$19,215
Total revenue	46,362	9,372	74,063	19,215
Operating expenses:
Cost of revenue	1,303	52	2,703	139
Research, development and other related costs	18,710	2,479	37,757	5,423
Litigation	30	—	30	—
Amortization	22,576	249	45,311	469
Total operating expenses	42,619	2,780	85,801	6,031
Total operating income (loss)	$3,743	$6,592	$(11,738)	$13,184

Under generally accepted accounting principles regarding business combinations, we were unable to record customer billings totaling $7.3 million and $38.6 million as revenue in the Product Licensing segment during the three and six months ended June 30, 2017, respectively. If allowed, this revenue would have had a significant impact on the operating results as described below.
Product Licensing revenue for the three months ended June 30, 2017 was $46.4 million as compared to $9.4 million for the three months ended June 30, 2016, an increase of $37.0 million. Product Licensing revenue for the six months ended June 30, 2017 was $74.1 million as compared to $19.2 million for the six months ended June 30, 2016, an increase of $54.9 million. The increase was due to revenue from licenses added through the DTS acquisition. We anticipate Product Licensing revenue for the remainder of 2017 to be higher than revenue for 2016 due principally to the DTS acquisition.
Operating expenses for the three months ended June 30, 2017 were $42.6 million and consisted of cost of revenue of $1.3 million, research, development and other related costs of $18.7 million and amortization costs of $22.6 million. The increase of $39.8 million in total operating expenses as compared to $2.8 million for the three months ended June 30, 2016 was due to the acquisition of DTS. Operating expenses for the six months ended June 30, 2017 were $85.8 million and consisted of cost of revenue of $2.7 million, research, development and other related costs of $37.8 million and amortization costs of $45.3 million. The increase of $79.8 million in total operating expenses as compared to $6.0 million for the six months ended June 30, 2016 was due to the acquisition of DTS. The increases were largely related to personnel-related costs including salary and benefits and stock based compensation from the increased headcount, as well as amortization due to the $479 million of intangible assets acquired in December 2016. We anticipate remaining 2017 operating expenses will continue to be significantly higher than 2016 as the audio business expenses and higher intangible asset amortization will be incurred for the full year.
The operating income in the three months ended June 30, 2017 was $3.7 million compared to operating income of $6.6 million in the three months ended June 30, 2016, which represented a decrease of $2.8 million, for the reasons stated above, in particular the amortization of intangible assets recorded in connection with the DTS acquisition.
The operating loss for the six months ended June 30, 2017 was $11.7 million compared to operating income of $13.2 million in the six months ended June 30, 2016, due to the reasons stated above, in particular the amortization of intangible assets recorded in connection with the DTS acquisition.

Semiconductor and IP Licensing Segment

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Royalty and license fees	$44,960	$57,648	$84,514	$107,782
Total revenue	44,960	57,648	84,514	107,782
Operating expenses:
Research, development and other related costs	7,603	7,827	14,568	14,951
Litigation	8,196	5,292	18,174	11,842
Amortization	5,575	5,803	11,395	11,606
Total operating expenses	21,374	18,922	44,137	38,399
Total operating income	$23,586	$38,726	$40,377	$69,383

Semiconductor and IP Licensing segment revenue for the three months ended June 30, 2017 was $45.0 million as compared to $57.6 million for the three months ended June 30, 2016, a decrease of $12.6 million. The decrease was related to the expiration of a significant agreement.
Semiconductor and IP Licensing segment revenue for the six months ended June 30, 2017 was $84.5 million as compared to $107.8 million for the six months ended June 30, 2016, a decrease of $23.3 million. The decrease was related to the expiration of a significant agreement.
Operating expenses for the three months ended June 30, 2017 were $21.4 million and consisted of research, development and other related costs of $7.6 million, litigation costs of $8.2 million and amortization costs of $5.6 million. The increase of $2.5 million in total operating expenses as compared to $18.9 million for the three months ended June 30, 2016, resulted primarily from higher litigation costs as a result of the filing of the legal proceedings against Broadcom and planning activities for potential future litigation.
Operating expenses for the six months ended June 30, 2017 were $44.1 million and consisted of research, development and other related costs of $14.6 million, litigation costs of $18.2 million and amortization costs of $11.4 million. The increase of $5.7 million in total operating expenses as compared to $38.4 million for the six months ended June 30, 2016, resulted primarily from higher litigation costs as a result of the filing of the legal proceedings against Broadcom and planning activities for potential future litigation.
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

Operating income for the three months ended June 30, 2017 and 2016 was $23.6 million and $38.7 million, respectively, which represented a decrease of $15.1 million, for the reasons stated above.

Operating income for the six months ended June 30, 2017 and 2016 was $40.4 million and $69.4 million, respectively, which represented a decrease of $29.0 million, for the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$74,415	$65,626
Short-term investments	53,533	47,379
Total cash, cash equivalents and short-term investments	$127,948	$113,005
Percentage of total assets	11%	10%

	Six Months Ended
	June 30, 2017	June 30, 2016
Net cash from operating activities	$45,802	$72,774
Net cash from investing activities	$(8,228)	$28,368
Net cash from financing activities	$(20,316)	$(80,314)
Our primary sources of liquidity and capital resources are our operating cash flows and our investment portfolio. Cash, cash equivalents and investments were $127.9 million at June 30, 2017, an increase of $14.9 million from $113.0 million at December 31, 2016. This increase resulted from $45.8 million in cash from operations and from $5.8 million in proceeds from the exercise of stock options and employee stock purchases. This increase was partially offset by $19.7 million in dividends paid during the first six months of 2017, $8.3 million net investing activities and $8.5 million in cash that is now considered restricted due to its potential use as bond collateral in our ongoing litigation with Broadcom. Cash and cash equivalents were $74.4 million at June 30, 2017, an increase of $8.8 million from $65.6 million at December 31, 2016.
Cash flows provided by operations were $45.8 million for the six months ended June 30, 2017, primarily due to our net loss of $50.1 million being adjusted for non-cash items of depreciation of $3.6 million, amortization of intangible assets of $56.7 million, stock-based compensation expense of $15.6 million and $35.8 million in changes in operating assets and liabilities. These increases were partially offset by $16.7 million in deferred income taxes and other net.

Cash flows provided by operations were $72.8 million for the six months ended June 30, 2016, primarily due to our net income of $41.6 million being adjusted for non-cash items of amortization of intangible assets of $12.1 million, stock-based compensation expense of $7.6 million, $8.9 million in deferred taxes and other and $1.9 million in changes in operating assets and liabilities.

Net cash used in investing activities was $8.2 million for the six months ended June 30, 2017, primarily related to the purchases of available-for-sale securities of $12.0 million and $1.9 million in capital expenditures offset by maturities and sales of short-term investments of $5.7 million.

Net cash provided by investing activities was $28.4 million for the six months ended June 30, 2016, resulting from maturities and sales of short-term investments of $108.5 million, partially offset by the purchases of available-for-sale securities of $77.6 million and the purchase of $2.5 million in property and equipment.
Net cash used in financing activities was $20.3 million for the six months ended June 30, 2017 principally due to dividend payments of $19.7 million and $3.0 million in debt repayments, offset by $5.8 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
Net cash used in financing activities was $80.3 million for the six months ended June 30, 2016 due to dividend payments of $19.7 million and stock repurchases of $63.9 million, partially offset by $3.3 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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

We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three and six months ended June 30, 2017 and 2016, no impairment charges were recorded with respect to our investments.
On December 1, 2016, we entered into a Credit Agreement which provided for a $600 million seven-year term B loan facility. The Term B Loan Facility matures on November 30, 2023. Upon the closing of the Credit Agreement, we borrowed $600 million under the Term B Loan facility. These proceeds were used on December 1, 2016, together with cash and cash equivalents, to finance the acquisition of DTS. The obligations under the Credit Agreement are guaranteed by substantially all of our assets pursuant to the Security Agreement, dated December 1, 2016, among us, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto. At June 30, 2017, $597 million was outstanding under this loan facility with an interest rate, including amortization of debt issuance costs, of 4.7%. Interest is payable monthly and nominal principal payments are due quarterly. We have future minimum principal payments for our debt of $6.0 million annually through 2022 with the remaining principal balance due in 2023. We currently anticipate making accelerated principal payments commencing in late 2017 or early 2018.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200 million in future repurchases under the plan, and as of June 30, 2017, the total amount available for repurchase under the plan was $158.2 million. No expiration has been specified for this plan. Since the inception of the plan, and through June 30, 2017, we have repurchased approximately 10.5 million shares of common stock at a total cost of $291.8 million at an average price of $27.83. There were no repurchases of common stock under the plan during the six months ended June 30, 2017.

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
Contractual Cash Obligations

Our operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term. There have been no material changes to our future minimum lease payments in the three months ended June 30, 2017.

As of June 30, 2017, we had accrued $15.4 million of unrecognized tax benefits in other long-term liabilities related to uncertain tax positions, which includes approximately $0.5 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.
See Note 13 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the three months ended June 30, 2017 there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.
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
On April 4, 2017, Tessera, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Tessera, Inc.’s opening brief is due August 14, 2017, and Toshiba’s answering brief is due September 13, 2017. A hearing for oral argument has not yet been scheduled.

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

The Administrative Law Judge (“ALJ”) issued a claim construction order on February 6, 2017. Fact discovery closed on December 16, 2016. Complainants and Respondents filed multiple motions for summary determination, which were largely denied with certain exceptions including the following. On February 27, 2017, the ALJ granted Comcast’s motion for summary determination of no violation of section 337 as to certain of Comcast’s rental products, and issued an initial determination in Comcast’s favor to that extent. The Commission declined to review the initial determination. Comcast remains as a Respondent in the investigation, as do products of other Respondents that were the subject of the motion. On February 27, 2017, the ALJ also granted a motion for summary determination of no violation by respondents Avago Technologies Ltd. and Avago Technologies, U.S. Inc. on the basis that the Complainants did not accuse them of any violations. The ALJ noted that because Broadcom Ltd. remains a respondent, the Commission’s remedial orders could likely be enforced against any successor to Broadcom’s allegedly infringing activities. The Complainants elected not to seek review of this order. On March 15, 2017, the ALJ granted-in-part and denied-in-part the Respondents’ motion for summary determination of non-infringement of U.S. Patent No. 6,856,007. The patent remained in the investigation in certain respects, and the Complainants elected not to seek review of this order.

The evidentiary hearing took place from March 27 to March 31, 2017. The ALJ issued her final initial determination on June 30, 2017. The ALJ determined that Broadcom and the other Respondents have violated section 337 of the Tariff Act. The ALJ determined that the asserted claims of U.S. Patent No. 6,849,946 are infringed by Broadcom semiconductor devices and products that contain an infringing Broadcom chip. The ALJ also determined that the asserted claims of U.S. Patent No. 6,849,946 have not been shown to be invalid and that a domestic industry has been shown to exist. With regard to U.S. Patent No. 6,133,136, the ALJ determined that the asserted claims are infringed and have not been shown to be invalid, but also determined that a domestic industry has not been shown to exist. For U.S. Patent No. 6,856,007, the ALJ determined that one of the asserted claims is infringed, but that the other two claims are not infringed, all three asserted claims are invalid, and a domestic industry has not been shown to exist. The parties filed petitions for review by the full Commission. The target date for completion of the Investigation is October 30, 2017.
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
Tessera, Inc., et al. v. Broadcom Corp., Case No. DED-1-16-cv-00380 (D. Del.)
On May 23, 2016, Tessera, Inc. and Tessera Advanced Technologies, Inc. (collectively, “Tessera”) filed a complaint against Broadcom Corporation (“Broadcom”) in the U.S. District Court for the District of Delaware, alleging that Broadcom infringes U.S. Patent Nos. 5,666,046, 6,043,699, 6,284,563, and 6,954,001. Tessera filed an amended complaint on June 19, 2016, alleging infringement of three additional patents: U.S. Patent Nos. 6,046,076, 6,080,605, and 6,218,215. The amended complaint requests, among other things, that Broadcom be ordered to pay compensatory damages in an amount no less than a reasonable royalty. On July 14, 2016, Broadcom filed an answer to the amended complaint. On September 8, 2016, Tessera filed a second amended complaint to reflect the issuance of a Certificate of Correction relating to U.S. Patent No. 6,954,001. On September 26, 2016, Broadcom answered the second amended complaint.
On July 18, 2016, Broadcom filed a motion to transfer venue. The Court denied the motion on March 21, 2017. On June 7, 2017, the parties filed a stipulation to coordinate the claim construction process for this action with Tessera, Inc., et al. v. Avago Technologies Limited, et al., Case No. DED-1-16-cv-1034 (D. Del.), and set a common schedule for exchange of contentions, briefings, and a joint claim construction hearing. The coordinated claim construction hearing is scheduled for February 5, 2018. The fact discovery cutoff date is March 30, 2018. A jury trial is set to begin on January 14, 2019.
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
On June 7, 2017, the parties filed a stipulation to coordinate the claim construction process for this action with Tessera, Inc., et al. v. Broadcom Corp., Case No. DED-1-16-cv-00380 (D. Del.), and set a common schedule for exchange of contentions, briefings, and a joint claim construction hearing. The claim construction hearing is scheduled for February 5, 2018. The fact discovery cutoff date is August 3, 2018. A jury trial is set to begin on June 10, 2019.
Invensas Corp. v. Mouser Electronics Inc., et al., Case No. 7 O 97/16 (Regional Court of Mannheim, Germany)
On May 23, 2016, Invensas Corporation (“Invensas”) filed a complaint against Mouser Electronics, Inc. (“Mouser”), EBV Elektronik GmbH & Co. KG, Arrow Central Europe GmbH, and Broadcom Germany GmbH in the Regional Court of Mannheim, Germany. The complaint alleges that the respondents infringe Invensas’s European Patent EP 1 186 034 B1. On August 26, 2016, the respondents filed their answer to the complaint. Invensas filed its reply on November 15, 2016, and the respondents filed a rejoinder on January 13, 2017. A bench trial took place on February 3, 2017.
On March 17, 2017, the Court issued a judgment in Invensas’ favor, finding that the respondents infringe the patent. The Court ordered that the respondents cease offering, distributing, using, or importing (or possessing for said reasons) the infringing products in Germany; recall infringing products from the German market; destroy or have destroyed infringing products in their possession in Germany; and provide an accounting of their infringing activities. The Court further ordered Invensas to post bonds of approximately €3,025,000 as security for damages that may result from the preliminary enforcement of the judgment if it is ultimately overturned. Invensas posted the required bonds.
The respondents appealed to the Higher Regional Court (“Oberlandesgericht”) Karlsruhe, Case No. 6 U 46/17. Invensas filed its response to the merits of the appeal on July 10, 2017. No hearing date has been set on the appeal.
On May 3, 2017, Invensas filed a motion to enforce the judgment and for sanctions against certain distributors, alleging that they violated the injunction. The defendants responded on June 8, 2017, and Invensas filed a reply on June 30, 2017. The defendants filed a further response on July 31, 2017.
On May 19, 2017, Invensas filed a motion to enforce the judgment and for sanctions against Mouser, for failing to adequately render accounts. Mouser responded on June 29, 2017, and Invensas filed a reply on June 30, 2017. Mouser filed a further response on July 31, 2017.
Invensas Corp. v. Broadcom Ltd., et al., Case No. 7 O 98/16 (Regional Court of Mannheim, Germany)
On May 23, 2016, Invensas filed a complaint against Broadcom Ltd. and Broadcom Corporation in the Regional Court of Mannheim, Germany, alleging infringement of Invensas’s European Patent EP 1 186 034 B1. On September 22, 2016, the respondents filed their answer to the complaint. Invensas filed its reply on November 15, 2016, and the respondents filed a rejoinder on January 13, 2017. A bench trial took place on February 3, 2017.
On March 17, 2017, the Court issued a judgment in Invensas’ favor, finding that the respondents infringe the patent. The Court ordered that the respondents cease offering, distributing, using, or importing (or possessing for said reasons) the infringing products in Germany; recall infringing products from the German market; destroy or have destroyed infringing products in their possession in Germany; and provide an accounting of their infringing activities. To make the judgment enforceable, the Court ordered Invensas to post bonds of approximately €3,550,000 as security for damages that may result from the preliminary enforcement of the judgment if it is ultimately overturned. Invensas posted the required bonds.
The respondents appealed to the Higher Regional Court (“Oberlandesgericht”) Karlsruhe, Case No. 6 U 34/17. In addition to appealing the infringement decision on the merits, the respondents filed motions seeking to stay enforcement of the judgment, and to increase the amount of the security bonds to approximately €500 million. Invensas filed its response to the merits of the appeal on May 15, 2017. On May 31, 2017, the appellate court issued an order denying the motion to stay preliminary enforcement of the judgment. On June 14, 2017, Broadcom filed another motion seeking to stay enforcement of the judgment pending the decision on its motion to raise the amount of the security bonds, and Invensas responded on June 22, 2017. A hearing on Broadcom’s motion to increase the security bonds is scheduled for September 13, 2017.
On June 21, 2017, Invensas filed motions to enforce the judgment and for sanctions, alleging that Broadcom violated the injunction, failed to render accounts, and failed to adequately recall products as required in the judgment. Broadcom’s responses are due August 4, 2017.
Avago Technologies GmbH v. Invensas Corp. (German Federal Patent Court, Germany)

On August 25, 2016, Avago Technologies GmbH, a German affiliate of Broadcom Ltd., filed a nullity action against the German part of European patent EP 1 186 034 B1 in the German Federal Patent Court. The complaint alleges that the patent was neither new nor inventive over prior art and that certain claims are not disclosed in a way to enable the person skilled in the art to practice the invention. The complaint further alleges that the patent’s priority was invalidly claimed. It requests that the German part of the patent be nullified. Invensas filed the grounds for its opposition on May 30, 2017. The hearing is scheduled for January 25, 2018.
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
Patent Office Proceedings

U.S. Patent No. 5,666,046
On January 30, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 5,666,046 (“the ’046 patent”).  The petition requests a determination that claims 1-22 of the ’046 patent are unpatentable.  Tessera Advanced Technologies, Inc. filed its preliminary response on May 2, 2017. On July 27, 2017, the PTAB issued a decision denying institution of the petition in its entirety.

U.S. Patent No. 6,043,699
On October 31, 2016, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,043,699 (“the ’699 patent”).  The petition requests a determination that claims 1-19 of the ’699 patent are unpatentable. Tessera Advanced Technologies, Inc. filed its preliminary response on February 10, 2017. On May 5, 2017, the PTAB instituted the petition on Claims 1-19. Tessera Advanced Technologies’ response to the petition is due August 10, 2017. Broadcom’s reply is due November 10, 2017. The oral argument is scheduled for February 8, 2018.

U.S. Patent No. 6,046,076
On June 19, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,046,076 (“the ’076 patent”). The petition requests a determination that claims 1-4, 6, 10, and 19 of the ’076 patent are unpatentable. Tessera, Inc.’s preliminary response is due October 25, 2017. The PTAB has not instituted the petition or issued a notice of filing date. No hearing date has been set.

U.S. Patent No. 6,080,605
On June 19, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,080,605 (“the ’605 patent”). The petition requests a determination that claims 1-3 of the ’605 patent are unpatentable. Tessera, Inc.’s preliminary response is due October 20, 2017. The PTAB has not instituted the petition or issued a notice of filing date. No hearing date has been set.

U.S. Patent No. 6,218,215
On June 19, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,218,215 (“the ’215 patent”). The petition requests a determination that claims 1, 5, 6, 9-10 and 12-13 of the ’215 patent are unpatentable. Tessera, Inc.’s preliminary response is due October 24, 2017. The PTAB has not instituted the petition or issued a notice of filing date. No hearing date has been set.

U.S. Patent No. 6,232,231
On January 31, 2017, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,232,231 (“the ’231 patent”).  The petition requests a determination that claims 1-16 of the ’231 patent are unpatentable.  Invensas filed its preliminary response May 2, 2017. On July 25, 2017, the PTAB issued a decision denying institution of the petition in its entirety. This matter is now concluded.

U.S. Patent No. 6,849,946
On October 18, 2016, Broadcom Ltd., Broadcom Corporation, Avago Technologies, Ltd., and Avago Technologies U.S. Inc. filed with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“PTO”) a petition for inter partes review of U.S Patent No. 6,849,946 (“the ’946 patent”). The petition requested a determination that claims 16-20, and 22 of the ’946 patent are unpatentable. On January 27, 2017, Invensas filed a preliminary response to the petition. On March 15, 2017, the PTAB issued a decision denying institution of the petition in its entirety. On April 14, 2017, Broadcom filed a request for rehearing. On May 3, 2017, the PTAB denied Broadcom's request for rehearing. This matter is now concluded.

U.S. Patent No. 6,278,653
On October 31, 2016, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,278,653 (“the ’653 patent”).  The petition requests a determination that claims 1-20 of the ’653 patent are unpatentable. Invensas filed its preliminary response on February 10, 2017. On April 26, 2017, the PTAB instituted the petition on Claims 1-20. Invensas’ response to the petition is due July 11, 2017. Broadcom’s reply is due September 26, 2017. The oral argument is scheduled for December 5, 2017.
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
On November 14, 2014, the PTAB issued a decision affirming the Examiner’s July 17, 2013 determinations, therefore maintaining rejections of certain of the claims subject to reexamination. Tessera, Inc. appealed, and subsequently voluntarily dismissed its appeal. On April 7, 2015, the Court of Appeals issued a mandate to the PTO confirming dismissal of the appeal. On June 14, 2017, the PTAB issued a notice of intent to issue an inter partes reexamination certificate implementing the Court of Appeals’ decision.
U.S. Patent No. 6,847,107
On February 10, 2017, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,847,107. The petition requests a determination that claims 1-8 of the ’107 patent are unpatentable.  The '107 Patent has expired and is not the subject of any related proceeding. Accordingly, on June 10, 2017, Tessera, Inc. filed a request to cancel claims 1-8. On June 19, 2017, the PTAB granted Tessera's request and terminated the proceeding. This matter is now concluded.

U.S. Patent No. 6,856,007
On May 24, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,856,007 (“the ’007 patent”). The petition requests a determination that claims 1, 11-13, 16, 16 and 18 of the ’007 patent are unpatentable. Tessera, Inc.’s preliminary response is due September 7, 2017. The PTAB has not instituted the petition. No hearing date has been set.

U.S. Patent No. 6,954,001
On May 24, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,954,001 (“the ’001 patent”). The petition requests a determination that claims 1-18 of the ’001 patent are unpatentable. Tessera Advanced Technologies, Inc.’s preliminary response is due September 7, 2017. The PTAB has not instituted the petition.  No hearing date has been set.

U.S. Patent No. 7,671,474
On December 6, 2016, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 7,671,474 (“the ’474 patent”).  The petition requests a determination that claims 1-11 of the ’474 patent are unpatentable.  Invensas filed its preliminary response on April 6, 2017. On July 3, 2017, the PTAB issued a decision denying institution of the petition in its entirety. This matter is now concluded.

U.S. Patent No. 7,809,393
On January 20, 2017, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 7,809,393 (“the ’393 patent”). The petition requests a determination that claims 1-20 of the ’393 patent are unpatentable.  Tessera Advanced Technologies, Inc. (“TATI”) filed its preliminary response on May 2, 2017. On July 28, 2017, the PTAB instituted the petition on claims 1-3, 5, 6, 8, 10-15, and 17-19.  The PTAB denied the petition with respect to claims 4, 7, 9, 16, and 20. TATI’s response to the petition is due November 1, 2017. Broadcom’s reply is due February 1, 2018. TATI’s reply is due March 6, 2018. The oral argument is scheduled for May 2, 2018. No hearing date has been set.

Item 1A. Risk Factors
Our revenue is concentrated in a limited number of customers and if we lose any of these customers, or these customers do not pay us, our revenue could decrease substantially.
We earn a significant amount of our revenue from a limited number of customers. For the three and six months ended June 30, 2017, there were three customers in each period that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenue could decrease substantially. For example, in February of 2017 we announced that we were seeking to relicense a significant semiconductor customer whose license had expired at the end of 2016. In addition, a significant portion of our recurring revenue is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. If we are unable to replace the revenue from an expiring license or at the end of structured payment terms of a settlement agreement with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
From time to time we enter into license agreements that have fixed expiration dates and if, upon expiration or termination, we are unable to renew or replace such license agreements on terms favorable to us, our results of operations could be harmed.
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements we need to renew or replace these agreements in order to maintain our revenue base. If we are unable to replace the revenue from an expiring license, either through a renewal or with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration.
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
The success of our patent licensing business is dependent on the quality of our patent assets and our ability to create and implement new technologies or expand our licensable technology through acquisitions.
We derive a significant portion of our revenue from patent licenses and royalties, including structured settlement payments. The success of our patent licensing business depends on our ability to continue to develop and acquire high quality patents. We devote significant resources to developing new technologies and to sourcing and acquiring patents to address the evolving needs of the semiconductor and the consumer and communication electronics industries, and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patents is intense and there is no assurance that we can continue to acquire such patents on favorable terms. We may not be able to develop and market new or improved technologies, or to develop or acquire high quality patents, in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times through 2035. We need to develop or acquire successful innovations and obtain revenue-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.
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
Our ownership of DTS could increase the risk that DTS becomes subject to claims of infringement of third-party intellectual property rights. We do not have prior experience in audio technologies in which third parties may hold a substantial body of patents and other intellectual property rights. Moreover, the risks of third-party infringement claims could be heightened by our need to engage in enforcement activities with respect to our existing patents, as our existing or potential licensees may seek to assert infringement claims against our DTS or other product businesses in response to our enforcement activities relating to our existing patents. Competitors of DTS would not be subject to such heightened risk of third-party claims, and such claims could adversely affect the DTS business as well as impair our enforcement ability and licensing revenue.
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
We are currently involved in litigation and administrative proceedings involving some of our patents, and may be involved in other such actions in the future; any adverse decisions, findings of non-infringement, or invalidation or limitation of the scope of our patents could significantly harm our business.
We are currently involved in litigation involving some of our patents, and may be involved in other such actions in the future. The parties in these legal actions often challenge the infringement, validity, scope, enforceability and/or ownership of our patents. In addition, in the past requests for reexamination or review have been filed in the U.S. Patent and Trademark Office ("PTO") with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office ("EPO"). During a reexamination or review proceeding and upon completion of the proceeding, the PTO or EPO may leave a patent in its present form, narrow the scope of the patent, or cancel or find unpatentable some or all of the claims of the patent. For example, the PTO has issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. From time to time we assert these patents and patent claims in litigation and administrative proceedings. If the PTO's adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in PTO reexaminations or review proceedings, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.
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
These existing and any future legal actions may harm our business. For example, in our legal proceedings against Broadcom and certain of its affiliates and distributors in Germany, the court issued judgments against the respondents, including requiring them to recall and destroy infringing products, requiring them to render accounts, and issuing an injunction against them prohibiting the sale and distribution of infringing products in Germany. If the judgments are reversed or vacated, either on appeal or as a result of other legal proceedings, the Company could be liable for any damages that the respondents suffer, and such liability could have a material adverse impact on the Company. Although the Company posted bonds as security against such potential damages, the amount of damages is not limited by and could exceed the amounts of the bonds. As another example, legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our technologies and intellectual property by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenue. Moreover, the timing and results of any of our legal proceedings are not predictable and may vary in any individual proceeding.
From time to time we identify products that we believe infringe our patents. We seek to license the companies that design, make, use, import, sell, or offer for sale those products, but sometimes those companies are unwilling to enter into a license agreement. In those circumstances, we may elect to enforce our patent rights against those companies and products. Litigation stemming from these or other disputes could harm our relationships with those companies or other licensees, or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and may significantly reduce our profits.
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
The costs associated with legal proceedings are typically high, relatively unpredictable, and not completely within our control. These costs may be materially higher than expected, which could adversely affect our operating results and lead to volatility in the price of our common stock. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations and cash flows.

Even if we prevail in our legal actions, significant contingencies may exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon, and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties or damages, or that may otherwise be subject to a judgment, could become insolvent or decide to alter their business activities or corporate structure, which could affect our ability to collect royalties or damages from, or enforce a judgment against, such parties.
Recent and proposed changes to U.S. patent laws, rules, and regulations may adversely impact our business.
Our business relies in part on the uniform and historically consistent application of U.S. patent laws, rules, and regulations. There have been numerous recent administrative, legislative, and judicial changes and proposed changes to patent laws and rules that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, there have been and may be bills introduced in the U.S. Congress relating to patent law that could adversely impact our business depending on the scope of any bills that may ultimately be enacted into law. As another example, the U.S. Supreme Court and lower courts have in recent years issued decisions that are not favorable to patent owners. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection, or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement of our patent rights, and could have a deleterious effect on our ability to license our patents and, therefore, on the royalties we can collect.
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

•	the willingness and ability of materials and equipment suppliers to produce materials and equipment that support our licensed technology, in a quantity sufficient to enable volume manufacturing;

•	the ability of our licensees to purchase such materials and equipment on a cost-effective and timely basis;

•	the length of the design cycle and the ability of us and our customers to successfully integrate certain of our FotoNation technologies into their integrated circuits;

•	the demand for products incorporating semiconductors that use our licensed technology;

•	the cyclicality of supply and demand for products using our licensed technology;

•	the impact of economic downturns;

•	the impact of poor financial performance of our licensees; and

•	the timing of receipt of royalty reports may not meet our revenue recognition criteria resulting in fluctuation in our results of operations.
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
We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including audio, imaging, and advanced semiconductor packaging, bonding, and interconnect technologies. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.
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
Our future success in our product licensing business depends upon our ability to enhance our existing technologies, products, and services and to develop enhanced and acceptable new technologies, products, and services on a timely basis. The development of enhanced and new audio and imaging technologies, products, and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to accurately identify, develop, market, or support new or enhanced technologies, products, or services on a timely basis, if at all. Furthermore, our new imaging and audio technologies, products, and services may never gain market acceptance, and we may not be able to respond effectively to evolving consumer demands, technological changes, product announcements by competitors, or emerging industry standards. Any failure to respond to these changes or concerns would likely prevent our imaging and audio technologies, products, and services from gaining market acceptance or maintaining market share and could lead to our imaging and audio technologies, products, and services becoming obsolete.
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
Third parties may claim that either we or our customers are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and will divert management's attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products or services in the U.S. and abroad. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements, pay costly damage awards, or defend or indemnify our customers against judgments, damages, or other losses. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to perform its contractual obligations under the agreement. If we cannot or do not license the allegedly infringed intellectual property on reasonable terms, or need to substitute similar technology from another source, our business, financial position, results of operations and cash flows could suffer.
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
A number of companies in the semiconductor and consumer electronics industries face severe financial difficulties from time to time. As a result, there have been bankruptcies and restructuring of companies in these industries. As an example, Toshiba Corporation recently announced financial difficulties that may result in the sale or restructuring of all or parts of its business. Our licensees may face similar financial difficulties which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license or settlement agreements. Our licensees may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult, which could adversely impact our business, financial condition, results of operations and cash flows.

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, and the recording and release of such allowances may have a material impact on our results of operations and cause fluctuations in our stock price.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. As such, we determined that no valuation allowance is required on the majority of our U.S. federal deferred tax assets. In the future, we may release valuation allowance and recognize deferred state tax assets or deferred tax assets of other foreign subsidiaries depending on achieving profitability in relevant jurisdictions. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is still recorded. There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Both the establishment of a valuation allowance and the reversal of a previously recorded valuation allowance may have a material impact on our quarterly financial results, which may lead to fluctuation in the value of our stock.
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
At June 30, 2017, we held approximately $74.4 million in cash and cash equivalents and $53.5 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.

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
Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries organized in Ireland, and, as such, our effective tax rate can be impacted by the composition of our earnings in the U.S. and foreign jurisdictions. The Organisation for Economic Cooperation and Development issued guidelines and proposals during October 2015 that may change how our tax obligations are determined in many of the countries in which we do business. These potential changes could also adversely affect our effective tax rate.
Our future effective tax rate may be affected by such factors as changes in tax laws, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in the composition of global earnings, the expiration of statute of limitations, settlements of audits, changes in our international organization and changes in overall levels of income before tax.
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
Disputes regarding our intellectual property may require us to defend or indemnify certain customers or licensees, the cost of which could adversely affect our business operations and financial condition.
While we generally do not defend or indemnify our licensees, some of our license agreements in our image and audio businesses provide limited defense and indemnities for certain actions brought by third parties against our licensees, and some require us to provide technical support and information to a licensee that is involved in litigation for using our technology. Our defense, indemnity and support obligations could result in substantial expenses. In addition to the time and expense required for us to defend, indemnify or supply such support to our licensees, a licensee's development, marketing and sales of licensed image or audio products could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on our business operations, consolidated financial position, results of operations and cash flows.
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
We have made several acquisitions, and it is our current plan to continue to acquire companies, assets, patents and technologies that we believe are strategic to our future business. For example, in the fourth quarter of 2016, we acquired DTS, Inc., for approximately $955 million. Previously in the third quarter of 2015, we also acquired Ziptronix, Inc. for approximately $39 million. Investigating businesses, assets, patents or technologies and integrating newly acquired businesses, assets, patents or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities divert our management's attention from other business concerns. In addition, we might lose key employees while integrating new organizations or operations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business.
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
In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and acquisitions such as the acquisitions of DTS, Inc. in the fourth quarter of 2016, and Ziptronix, Inc. in the third quarter of 2015. We believe these strategic relationships and acquisitions will enhance the competitiveness and size of our current businesses and provide diversification into markets and technologies that complement our current businesses. Future acquisitions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives. We review our amortizable intangible assets (such as our patent portfolio) for impairment when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life is shorter than originally estimated. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position, or results of operations.
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

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2017, the total amount available for repurchase under the plan was $158.2 million.

The amount of repurchases under our stock repurchase program will vary. During 2014, we repurchased approximately 2,800,000 shares for an aggregate amount of $65.6 million. In 2015, we repurchased approximately 3,300,000 shares for an aggregate amount of $119.2 million. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, the Company may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. We made no repurchases during the first six months of 2017 and expect limited or no share repurchases during the remainder of 2017 as we accumulate cash to pay down the debt balance.
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

3.5	Amendment to the Amended and Restated Bylaws, dated as of April 27, 2017 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 3, 2017, and incorporated herein by reference)

10.1	Employment and Severance Agreement, dated April 28, 2017, by and between the Company and Jon Kirchner

10.2	Employment Transition and Consulting Agreement, dated May 3, 2017, by and between the Company and Thomas Lacey

10.3	Non-Employee Director Compensation Policy, as amended and restated effective July 1, 2017

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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
Dated: August 2, 2017

XPERI CORPORATION

By:	/s/ Jon Kirchner
Jon Kirchner Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

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

3.5	Amendment to the Amended and Restated Bylaws, dated as of April 27, 2017 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 3, 2017, and incorporated herein by reference)

10.1	Employment and Severance Agreement, dated April 28, 2017, by and between the Company and Jon Kirchner

10.2	Employment Transition and Consulting Agreement, dated May 3, 2017, by and between the Company and Thomas Lacey

10.3	Non-Employee Director Compensation Policy, as amended and restated effective July 1, 2017

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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