Form 10-Q
period 2017-09-30
Xperi Corp
filed 2017-11-02
CIK 1690666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of October 26, 2017 was 49,314,332.

XPERI CORPORATION
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

XPERI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$88,535	$65,626
Short-term investments	60,225	47,379
Accounts receivable, net of allowance for doubtful accounts of $680 and $0, respectively	15,228	15,863
Unbilled contract receivable	13,167	51,923
Other current assets	16,887	19,150
Total current assets	194,042	199,941
Restricted cash	8,540	—
Property and equipment, net	35,901	38,855
Intangible assets, net	457,405	541,879
Goodwill	385,574	382,963
Other assets	18,234	22,798
Total assets	$1,099,696	$1,186,436
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,273	$7,531
Accrued legal fees	5,021	7,505
Accrued liabilities	39,711	29,086
Current portion of long-term debt	6,000	6,000
Deferred revenue	4,578	895
Total current liabilities	61,583	51,017
Long-term deferred tax liabilities	9,589	32,565
Long-term debt, net	574,557	577,239
Other long-term liabilities	17,792	17,830
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 60,502 and 59,596 shares issued, respectively, and 49,283 and 48,854 shares outstanding, respectively	60	59
Additional paid-in capital	677,133	644,194
Treasury stock at cost: 11,219 and 10,742 shares of common stock at each period end, respectively	(313,645)	(300,114)
Accumulated other comprehensive loss	(110)	(148)
Retained earnings	72,737	163,794
Total stockholders’ equity	436,175	507,785
Total liabilities and stockholders’ equity	$1,099,696	$1,186,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
Royalty and license fees	$88,508	$62,433	$247,085	$189,430
Total revenue	88,508	62,433	247,085	189,430
Operating expenses:
Cost of revenue	1,667	99	4,370	238
Research, development and other related costs	25,840	8,622	78,165	28,997
Selling, general and administrative	33,995	12,491	108,202	34,751
Amortization expense	27,769	6,052	84,475	18,126
Litigation expense	9,163	580	27,368	12,422
Total operating expenses	98,434	27,844	302,580	94,534
Operating income (loss)	(9,926)	34,589	(55,495)	94,896
Interest expense	(7,371)	—	(20,876)	—
Other income and expense, net	739	864	1,005	2,473
Income (loss) before taxes	(16,558)	35,453	(75,366)	97,369
Provision for (benefit from) income taxes	(4,442)	11,634	(13,164)	31,977
Net income (loss)	$(12,116)	$23,819	$(62,202)	$65,392
Basic and diluted net income (loss) per share:
Basic	$(0.24)	$0.49	$(1.26)	$1.33
Diluted	$(0.24)	$0.48	$(1.26)	$1.31
Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60
Weighted average number of shares used in per share calculations-basic	49,469	48,545	49,293	49,096
Weighted average number of shares used in per share calculations-diluted	49,469	49,304	49,293	49,803
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$(12,116)	$23,819	$(62,202)	$65,392
Other comprehensive income:
Net unrealized gains (loss) on available-for-sale securities, net of tax	(16)	(360)	38	1,470
Other comprehensive income	(16)	(360)	38	1,470
Comprehensive income (loss)	$(12,132)	$23,459	$(62,164)	$66,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income (loss)	$(62,202)	$65,392
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment	5,351	1,292
Amortization of intangible assets	84,475	18,126
Stock-based compensation expense	23,961	11,041
Bad debt expense	1,849	69
Amortization of debt issuance costs	1,818	—
Loss on disposal of property and equipment	46	—
Amortization of premium or discount on investments	329	2,128
Deferred income tax and other, net	(25,295)	14,170
Changes in operating assets and liabilities:
Accounts receivable	(1,214)	(925)
Unbilled contract receivable, net	42,019	—
Other assets	4,104	4,172
Accounts payable	(1,258)	(287)
Accrued legal fees	(2,484)	1,171
Accrued and other liabilities	10,587	(58)
Deferred revenue	3,683	(4,871)
Net cash from operating activities	85,769	111,420
Cash flows from investing activities:
Purchases of property and equipment	(2,487)	(2,960)
Purchases of short-term investments	(22,572)	(161,373)
Proceeds from sales of property and equipment	40	—
Proceeds from sales of short-term investments	1,035	43,436
Proceeds from maturities of short-term investments	8,400	130,570
Net cash from investing activities	(15,584)	9,673
Cash flows from financing activities:
Dividend paid	(29,664)	(29,442)
Repayment of debt	(4,500)	—
Proceeds from exercise of stock options	4,827	4,195
Proceeds from employee stock purchase program	4,132	1,998
Repurchase of common stock	(13,531)	(70,042)
Net cash from financing activities	(38,736)	(93,291)
Net increase in cash, cash equivalents and restricted cash	31,449	27,802
Cash and cash equivalents at beginning of period	65,626	22,599
Cash, cash equivalents and restricted cash at end of period	$97,075	$50,401

Supplemental disclosure of cash flow information:
Interest paid	$21,258	$—
Income taxes paid, net of refunds	$11,614	$14,698

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
The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2017 and 2016, and for the three and nine months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2016 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (the “Form 10-K”).
The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2017 or any future period and the Company makes no representations related thereto.
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have not been notable changes in the Company’s significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies described in the Form 10-K.

Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, "Classifying the Definition of a Business." This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for transactions for which the acquisition date occurs before the effective date of the ASU only when the transaction has not been reported in financial statements that have been issued. The Company chose to early adopt this standard effective for the year ended December 31, 2016.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash." This ASU provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The Company chose to early adopt this standard effective January 1, 2017. The Company had an $8.5 million increase in restricted cash during the nine months ended September 30, 2017 which would have been shown as a use of cash and cash equivalents under previous guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted this update, on a prospective basis, effective January 1, 2017. The cumulative impact of this update was an adjustment of $0.8 million to retained earnings. As required by the standard, stock-based compensation ("SBC") excess tax benefits or deficiencies are now reflected in the Condensed Consolidated Statements of Operations as a component of the provision for (benefit from) income taxes, whereas they previously were recognized in equity. Additionally, the Company’s Condensed Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, with the prior periods adjusted accordingly. Finally, as permitted under the standard, the Company will continue to estimate forfeitures at each period. As a result of the adoption of ASU 2016-09, the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 was adjusted as follows: a $6,339 thousand increase to net cash provided by operating activities and a $6,339 thousand increase to net cash used in financing activities.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has further clarified this new guidance for revenue recognition by issuing ASU No. 2016-08 (principal versus agent considerations), ASU No. 2016-10 (identifying performance obligations and licensing), ASU No. 2016-12 (narrow-scope improvements and practical expedients), and ASU No. 2016-20 (technical corrections and improvements to Topic 606). The new standard is effective for the Company beginning January 1, 2018. Under the existing standard, licensing companies report revenue from per-unit royalty based arrangements one quarter in arrears. Under the new guidance, the Company will be expected to estimate per-unit royalty-based revenue. The Company also expects the standard to have a significant impact on the timing of revenue recognition associated with its fixed fee and minimum guarantee arrangements, as a majority of such revenue which is currently recognized over the license term, is expected to be recognized at the initiation of the license term. The Company will adopt this standard using the modified retrospective method, under which the Company would record a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2018 determined on the basis of the impact of the new standard on those contracts that are not completed as of January 1, 2018. The Company is currently finalizing its review of contracts and expects to estimate the impact of the new standard on its financial statements before the end of fiscal 2017. Furthermore, the Company has begun and expects to complete the development and implementation of revenue recognition policies, disclosures, processes and internal controls under the new standard before the anticipated adoption date of January 1, 2018.
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

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for the Company in the first quarter of the year ending December 31, 2020. The Company is in the process of evaluating the impact of the adoption of this new standard on its consolidated financial statements.
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

In January 2017, the FASB issued ASU No. 2017-04 to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company expects to early adopt this standard in conjunction with its annual goodwill impairment testing in the fourth quarter of 2017 and currently does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid income taxes	$600	$6,645
Income tax receivable	7,232	3,109
Interest receivable	503	310
Other	8,552	9,086
	$16,887	$19,150

Property and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Equipment, furniture and other	$29,642	$28,071
Building and improvements	18,197	18,153
Land	5,300	5,300
Leasehold improvements	6,511	6,346
	59,650	57,870
Less: accumulated depreciation and amortization	(23,749)	(19,015)
	$35,901	$38,855

Depreciation and amortization expense for the three months ended September 30, 2017 and 2016 amounted to $1.7 million and $0.5 million, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2017 and 2016 amounted to $5.4 million and $1.3 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Employee compensation and benefits	$27,741	$18,584
Accrued interest	—	2,200
Other	11,970	8,302
	$39,711	$29,086

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Unrealized loss on available-for-sale securities, net of tax	$(110)	$(148)
	$(110)	$(148)
NOTE 4 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$51,947	$16	$(65)	$51,898
Commercial paper	21,107	—	(5)	21,102
Treasury and agency notes and bills	6,000	—	(56)	5,944
Money market funds	665	—	—	665
Total available-for-sale securities	$79,719	$16	$(126)	$79,609
Reported in:
Cash and cash equivalents				$19,384
Short-term investments				60,225
Total marketable securities				$79,609

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$36,590	$7	$(95)	$36,502
Commercial paper	5,220	—	(4)	5,216
Treasury and agency notes and bills	6,029	—	(57)	5,972
Money market funds	14,146	—	—	14,146
Total available-for-sale securities	$61,985	$7	$(156)	$61,836
Reported in:
Cash and cash equivalents				$14,457
Short-term investments				47,379
Total marketable securities				$61,836
At September 30, 2017 and December 31, 2016, the Company had $148.8 million and $113.0 million, respectively, in cash, cash equivalents and short-term investments. These balances include $69.2 million and $51.2 million in cash held in operating accounts not included in the tables above at September 30, 2017 and December 31, 2016, respectively. The Company has $8.5 million in restricted cash which is required to secure bonds against potential damages Broadcom and/or other defendants in the German legal proceedings may face as a result of the Company enforcing the injunction granted by the court in Germany. If the injunction is reversed or vacated, all or a portion of the restricted cash could be at risk.  The Company currently estimates this cash will be restricted for longer than 12 months. See Part II, Item 1 " Legal Proceedings" for additional information.
The gross realized gains and losses on sales of marketable securities were not significant during the three and nine months ended September 30, 2017 and 2016.
Unrealized losses (net of unrealized gains) were $0.1 million, net of tax, as of September 30, 2017 and December 31, 2016. These amounts were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of September 30, 2017 because the Company has the intent and ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and nine months ended September 30, 2017 and 2016, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at September 30, 2017 and December 31, 2016, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

September 30, 2017	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$12,431	$(32)	$14,788	$(33)	$27,219	$(65)
Commercial paper	21,102	(5)	—	—	21,102	(5)
Treasury and agency notes and bills	—	—	5,944	(56)	5,944	(56)
Total	$33,533	$(37)	$20,732	$(89)	$54,265	$(126)

December 31, 2016	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$14,678	$(44)	$13,230	$(51)	$27,908	$(95)
Commercial paper	5,216	(4)	—	—	5,216	(4)
Treasury and agency notes and bills	5,972	(57)	—	—	5,972	(57)
Total	$25,866	$(105)	$13,230	$(51)	$39,096	$(156)

The estimated fair value of marketable securities by contractual maturity at September 30, 2017 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$47,209
Due in one to two years	19,200
Due in two to three years	13,200
Total	$79,609
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

When applying fair value principles in the valuation of assets, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We use the fair value of our Level 1 and calculate Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2016 and September 30, 2017.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of September 30, 2017 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds (1)	$665	$665	$—	$—
Corporate bonds and notes (2)	51,898	—	51,898	—
Treasury and agency notes and bills (2)	5,944	—	5,944	—
Commercial paper (3)	21,102	—	21,102	—
Total Assets	$79,609	$665	$78,944	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at September 30, 2017:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

(3)	Reported as cash and cash equivalents if purchased with an original or remaining maturity of three months or less at the date of purchase; otherwise reported as short-term investments.

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

The Company also has outstanding debt at September 30, 2017 and December 31, 2016 that is considered a level 2 liability and is measured at fair value on a recurring basis. See Note 8 “Debt” for additional information. At September 30, 2017 and December 31, 2016, the fair value of our debt is not materially different than the outstanding principal amount.
NOTE 6 - BUSINESS COMBINATION

On December 1, 2016, the Company completed its acquisition of DTS, pursuant to the Agreement and Plan of Merger, dated as of September 19, 2016. DTS is a premier audio technology solutions provider for high-definition entertainment experiences. The transaction combined DTS's advanced audio technologies with the Company's existing complementary products, technologies, customer channels and intellectual property assets to enable the creation of an expanded, integrated platform to invent the future of smart sight and sound. The acquisition was accounted for under the acquisition method of accounting. As of September 30, 2017, the Company finalized the purchase price allocation (in thousands):

	Estimated Useful Life (Years)		Preliminary Fair Value as of December 1, 2016	Measurement Period Adjustments (1)		Final Fair Value
Cash and cash equivalents			$53,377	$—		$53,377
Accounts receivable			27,114			27,114
Unbilled contracts receivable, short-term			52,845	(3,964)	(2)	48,881
Other current assets			5,269			5,269
Prepaid income taxes			3,278			3,278
Property and equipment			33,573			33,573
Goodwill			372,827	2,611	(3)	375,438
Identifiable intangible assets:
Customer contracts and related relationships	3-7	281,569
Developed technology	5-6	143,639
Trademarks and tradenames	8	38,483
Noncompete agreements	1	2,231
In-process research and development (IPR&D)		3,156
Total identifiable intangible assets			469,078			469,078
Long-term deferred tax assets			637			637
Unbilled contracts receivable, long-term			12,464			12,464
Other assets			4,423			4,423
Accounts payable			(4,006)			(4,006)
Accrued liabilities			(19,727)	(179)	(4)	(19,906)
Deferred revenue			(561)			(561)
Income taxes payable			(727)			(727)
Long-term deferred tax liabilities			(39,822)	1,532	(5)	(38,290)
Other long-term liabilities			(15,337)			(15,337)
Aggregate purchase price			$954,705	$—		$954,705
______________________________________
(1) All adjustments were recorded prospectively within the Company's condensed consolidated balance sheet.
(2) Primarily consists of adjustment to estimates relating to products licensed by DTS prior to the acquisition date of December 1, 2016, which were reported to the Company subsequent to the acquisition date.
(3) Represents the net impact to goodwill of all measurement period adjustments recorded.
(4) Consists of miscellaneous working capital and other immaterial adjustments.
(5) Consists primarily of adjustments for the related tax impact of the measurement period adjustments noted above, and for the finalization of the analysis relating to certain acquired tax attributes and related uncertain income tax positions.
NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The changes to the carrying value of goodwill from January 1, 2017 through September 30, 2017 are reflected below (in thousands):

December 31, 2016	$382,963
Purchase price adjustment related to the acquisition of DTS (1)	2,611
September 30, 2017	$385,574	(2)
(1) Represents the net impact to goodwill of all measurement adjustments, primarily relating to unbilled contracts receivable and to certain acquired tax attributes and related uncertain income tax positions. See Note 6 - " Business Combinations."

(2) Of this amount, approximately $377.9 million is allocated to our Product Licensing reporting segment and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting segment.
Identified intangible assets consisted of the following (in thousands):

		September 30, 2017			December 31, 2016
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$140,744	$(109,466)	$31,278	$140,744	$(96,896)	$43,848
Existing technology	5-10	204,394	(52,952)	151,442	203,442	(27,315)	176,127
Customer contracts and related relationships	3-9	291,769	(54,876)	236,893	291,769	(14,011)	277,758
Trademarks/trade name	4-10	40,083	(4,867)	35,216	40,083	(1,138)	38,945
Non-competition agreements	1	2,231	(1,859)	372	2,231	(186)	2,045
Total amortizable intangible assets		679,221	(224,020)	455,201	678,269	(139,546)	538,723
In-process research and development		2,204	—	2,204	3,156	—	3,156
Total intangible assets		$681,425	$(224,020)	$457,405	$681,425	$(139,546)	$541,879
Amortization expense for the three months ended September 30, 2017 and 2016 amounted to $27.8 million and $6.1 million, respectively.
Amortization expense for the nine months ended September 30, 2017 and 2016 amounted to $84.5 million and $18.1 million, respectively.
As of September 30, 2017, the estimated future amortization expense of total (amortizable) intangible assets is as follows (in thousands):

2017 (remaining 3 months)	$27,449
2018	107,586
2019	98,500
2020	86,785
2021	79,123
Thereafter	55,758
$455,201
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
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. The Company was in compliance with all requirements during the nine months ended September 30, 2017.
At September 30, 2017, $595.5 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 4.9%. Interest is payable quarterly. There were also $14.9 million of unamortized debt issuance costs recorded as a reduction of the long-term portion of the debt. Interest expense for the three and nine months ended September 30, 2017 was $7.4 million and $20.9 million, respectively. Amortized debt issuance costs, which were included in the interest expense, amounted to $0.6 million and $1.8 million for the three and nine months ended September 30, 2017, respectively. There were debt principal payments of $1.5 million and $4.5 million during the three and nine months ended September 30, 2017, respectively. There were no interest costs in the three and nine months ended September 30, 2016 since the debt was incurred in December 2016.
As of September 30, 2017, future minimum principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

2017 (remaining 3 months)	$1,500
2018	6,000
2019	6,000
2020	6,000
2021	6,000
Thereafter	570,000
Total	$595,500
Additional payments of debt principal must be made in the event of certain working capital conditions as outlined in the Credit Agreement. There are no penalties for these payments. There were no such additional payments made during the three and nine months ended September 30, 2017.

NOTE 9 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and nine months ended September 30, 2017 and 2016.

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Denominator:
Weighted average common shares outstanding	49,469	48,558	49,296	49,114
Less: shares of restricted stock subject to repurchase	—	(13)	(3)	(18)
Total common shares-basic	49,469	48,545	49,293	49,096
Effect of dilutive securities:
Options	—	284	—	267
Restricted stock awards and units	—	475	—	440
Total common shares-diluted	49,469	49,304	49,293	49,803

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
For the three and nine months ended September 30, 2017, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 2.7 million and 1.8 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2017, respectively, because including them would have been anti-dilutive.
For the three and nine months ended September 30, 2016, in the calculation of net income per share, 0.3 million and 0.1 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
NOTE 10 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2017, the Company has repurchased a total of approximately 10,873,000 shares of common stock, since inception of the plan, at an average price of $27.76 per share for a total cost of $301.8 million. As of December 31, 2016, the Company had repurchased a total of approximately 10,488,000 shares of common stock, since inception of the plan, at an average price of $27.83 per share for a total cost of $291.8 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2017, the total remaining amount available for repurchase was $148.2 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
As of September 30, 2017, there were approximately 1.1 million shares reserved for future grant under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2016	1,332	$24.41
Options granted	—	—
Options exercised	(178)	$23.11
Options canceled / forfeited / expired	(43)	$35.02
Balance at September 30, 2017	1,111	$24.20

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of September 30, 2017 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2016	1,696	384	2,080	$33.91
Awards and units granted	990	775	1,765	$33.77
Awards and units vested / earned	(492)	(78)	(570)	$34.19
Awards and units canceled / forfeited	(133)	(91)	(224)	$30.53
Balance at September 30, 2017	2,061	990	3,051	$34.02

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
Employee Stock Purchase Plans
As of September 30, 2017, there were approximately 443,000 shares reserved for grant under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “International ESPP”), collectively.
NOTE 11 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Research, development and other related costs	$3,290	$1,192	$9,424	$4,062
Selling, general and administrative	5,086	2,281	14,537	6,979
Total stock-based compensation expense	8,376	3,473	23,961	11,041
Tax effect on stock-based compensation expense	(2,295)	(943)	(6,685)	(3,059)
Net effect on net income (loss)	$6,081	$2,530	$17,276	$7,982

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2017 and 2016 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Employee stock options	$536	$446	$1,767	$1,456
Restricted stock awards and units	7,091	2,802	20,378	8,954
Employee stock purchase plan	749	225	1,816	631
Total stock-based compensation expense	$8,376	$3,473	$23,961	$11,041
There were no options granted in the three and nine months ended September 30, 2017 and 2016.
ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	August 2017	August 2016	February 2017	February 2016
Expected life (years)	2.0	2.0	2.0	2.0
Risk-free interest rate	1.3%	0.5%	1.2%	0.8%
Dividend yield	2.5%	3.0%	2.0%	2.4%
Expected volatility	30.8%	30.0%	28.3%	30.0%

NOTE 12 – INCOME TAXES

For the three and nine months ended September 30, 2017, the Company recorded an income tax benefit of $4.4 million and $13.2 million, respectively. The income tax benefit for the three months and nine months ended September 30, 2017 was primarily related to losses generated from U.S. and foreign operations offset by foreign withholding taxes. The provision for income taxes for the three months and nine months ended September 30, 2016 was $11.6 million and $32.0 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2016 was primarily related to foreign withholding taxes and tax liability generated from U.S. and foreign operations, offset by the benefit from the reversal of unrecognized tax benefits due to lapses in the statute of limitations and audit completion. The income tax benefit for the nine months ended September 30, 2017 as compared to the income tax provision during the same period in the prior year is largely attributable to losses generated from U.S. and foreign operations. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter.

As of September 30, 2017, unrecognized tax benefits were $31.1 million (which is included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheet), of which $24.4 million would affect the effective tax rate if recognized. As of September 30, 2016, unrecognized tax benefits were $2.2 million (which is included in long-term deferred tax and other liabilities on the Condensed Consolidated Balance Sheet), of which $1.4 million would affect the effective tax rate if recognized. At this time, the Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. The increase in unrecognized tax benefits as compared to the same period in the prior year is largely due to the acquisition of DTS in 2016, mainly related to transfer pricing, tax credits and the deductibility of certain expense items.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months and nine months ended September 30, 2017 and September 30, 2016, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of September 30, 2017 and December 31, 2016, the Company had accrued $0.5 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits.
At September 30, 2017, the Company's 2012 through 2016 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination by the Internal Revenue Service for tax year 2014. We cannot estimate the financial outcome of this examination. The Company completed the California Franchise Tax Board examination related to its 2011 & 2012 tax returns which resulted in minimal changes to its statement of operations. The Company is not currently under foreign income tax examination.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2029. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. There were no material changes to our future minimum lease payments during the three and nine months ended September 30, 2017. Rent expense for the three months ended September 30, 2017 and 2016 amounted to $1.6 million and $0.7 million, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 amounted to $4.7 million and $1.8 million, respectively.
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

On April 4, 2017, Tessera, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Tessera, Inc. filed its opening brief on August 11, 2017, and Toshiba filed its answering brief on September 12, 2017. Tessera, Inc.’s reply brief is due on November 2, 2017. A hearing for oral argument has not yet been scheduled.

Certain Wireless Audio Systems and Components Thereof, Inv. No. 337-TA-1071 (U.S. International Trade Commission, Washington, D.C.)
On August 10, 2017, Broadcom Limited and Avago Technologies General IP (Singapore) Pte. Ltd. (collectively, “Complainants”) filed a complaint at the U.S. International Trade Commission (“the Commission”), requesting that the Commission institute an investigation against Respondents DTS, Inc., Phorus, Inc., MartinLogan, Ltd., Paradigm Electronics Inc., Anthem Electronics, Inc., Wren Sound Systems, LLC, McIntosh Laboratory, Inc., Definitive Technology, and Polk Audio Inc. (collectively, “Respondents”). The complaint alleges that the Respondents infringe claim 20 of U.S. Patent No. 6,684,060. The complaint requests that the Commission issue a permanent limited exclusion order excluding from entry into the United States the allegedly infringing products of the Respondents. In addition, the complaint requests that the Commission issue a permanent cease and desist order prohibiting the Respondents from, among other things, importing, selling, or distributing the allegedly infringing products.

Based on the complaint, the Commission instituted Investigation No. 337-TA-1071 on September 15, 2017. The Respondents filed responses to the complaint and Notice of Investigation on October 2, 2017. On September 28, 2017, the Administrative Law Judge issued an order setting a target date of January 19, 2019 and a September 14, 2018 date for issuance of the final initial determination. The Administrative Law Judge also scheduled a Markman hearing for February 6, 2018 and an evidentiary hearing for June 25, 2018 through June 29, 2018.
Broadcom Limited, et al. v. DTS, Inc., et al., Case No. -1-16-cv-00379 (C.D. Cal.)

On August 10, 2017, Broadcom Limited and Avago Technologies General IP (Singapore) Pte. Ltd. (collectively, “Broadcom”) filed a complaint against DTS, Inc. and Phorus, Inc. (collectively “Defendants”) in the U.S. District Court for the Central District of California. The complaint alleges that Defendants infringe U.S. Patent No. 6,684,060 and requests, among other things, that Defendants be ordered to pay compensatory damages in an amount no less than a reasonable royalty. On September 22, 2017, the parties filed a joint stipulation asking the Court to stay the action pursuant to 28 U.S.C. 1659(a) until the Commission’s determination in ITC Investigation No. 337-TA-1071 becomes final. On September 26, 2017, the Court entered an order staying the action.

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

The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and IP to manufacturers, foundries, subcontract assemblers and others.  The segment includes revenue generated from the technology and IP portfolios of Tessera, Inc. Invensas and Invensas Bonding Technologies, Inc. (formally Ziptronix, Inc.). Tessera, Inc. pioneered chip-scale packaging solutions. Invensas develops advanced semiconductor packaging and 3D interconnect solutions, including wafer bonding solutions, for applications such as smartphones, tablets, laptops, PCs, data centers and automobiles. The Company expands its technology and IP offerings in this segment through a combination of internal R&D and acquisitions.  The Company also provides engineering services to customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of the Company's technologies. Through our technology transfer service, we provide detailed documentation outlining design guidelines, process specifications, recommended equipment and process parameters as well as hands-on engineering support to assist our licensees in bringing up and qualifying our technologies at their facilities.  This service allows licensees to readily leverage our years of experience and expertise in direct and hybrid bonding.

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
The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
Semiconductor and IP licensing segment	$45,728	$57,718	$130,242	$165,500
Product licensing segment	42,780	4,715	116,843	23,930
Total revenue	88,508	62,433	247,085	189,430
Operating expenses:
Semiconductor and IP licensing segment	20,744	13,167	64,881	51,567
Product licensing segment	43,696	2,185	129,496	8,217
Unallocated operating expenses (1)	40,626	11,628	128,074	32,277
Total operating expenses	105,066	26,980	322,451	92,061
Operating income (loss):
Semiconductor and IP licensing segment	24,984	44,551	65,361	113,933
Product licensing segment	(916)	2,530	(12,653)	15,713
Unallocated operating expenses (1)	(40,626)	(11,628)	(128,074)	(32,277)
Total operating income (loss)	$(16,558)	$35,453	$(75,366)	$97,369

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
A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended,				Nine Months Ended,
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
U.S.	$31,548	36%	$21,218	34%	$98,680	40%	$76,027	40%
Korea	13,607	16	22,669	36	34,597	14	60,090	32
Taiwan	8,358	9	7,187	12	24,577	10	27,578	15
Japan	20,647	23	1,248	2	54,706	22	5,759	3
Other	14,348	16	10,111	16	34,525	14	19,976	10
	$88,508	100%	$62,433	100%	$247,085	100%	$189,430	100%
For the three months ended September 30, 2017 and 2016, there were three and six customers, respectively, in each period that each accounted for 10% or more of total revenue. For the nine months ended September 30, 2017 and 2016, there were three and four customers, respectively, in each period that each accounted for 10% or more of total revenue. As of September 30, 2017 and December 31, 2016, there were four and two customers that each accounted for 10% or more of total accounts receivable, respectively.
NOTE 15 - SUBSEQUENT EVENTS

On October 25, 2017, the Board declared a cash dividend of $0.20 per share of common stock, payable on December 13, 2017 for the stockholders of record at the close of business on November 22, 2017.

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

Results of Operations
Under the generally accepted accounting principles regarding business combinations, we were unable to record $7.0 million and $45.6 million in revenue in the three and nine months ended September 30, 2017, that would have been recognized by DTS if not for the acquisition. If allowed, this revenue would have had a significant impact on the operating results as described below.
Revenue
Our revenue is generated primarily from royalty and license fees. Royalty and license fees are generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. We generally recognize royalty revenue on a one quarter lag since it is more reliable than estimating our royalty revenue prior to obtaining these reports from the licensees. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenue depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of each element and the nature of our deliverables and obligations. In addition, our royalty revenue will fluctuate based on a number of factors such as: (a) the timing of receipt of royalty reports; (b) the rate of adoption and incorporation of our technology by licensees; (c) the demand for products incorporating semiconductors that use our licensed technology; (d) the cyclicality of supply and demand for products using our licensed technology; (e) volume incentive pricing terms in licensing agreements that may result in significant variability in quarterly revenue recognition from customers and (f) the impact of economic downturns.

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
The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
Royalty and license fees	100%	100%	100%	100%
Total revenue	100	100	100	100
Operating expenses:
Cost of revenue	2	—	2	—
Research, development and other related costs	29	14	32	15
Selling, general and administrative	39	20	44	18
Amortization expense	31	10	34	10
Litigation expense	10	1	11	7
Total operating expenses	111	45	123	50
Operating income (loss)	(11)	55	(23)	50
Interest expense	8	—	8	—
Other income and expense, net	—	(2)	—	(2)
Income (loss) before taxes	(19)	57	(31)	52
Provision for (benefit from) income taxes	(5)	19	(6)	17
Net income (loss)	(14)%	38%	(25)%	35%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	September 30, 2017	September 30, 2016	Increase/ (Decrease)	% Change
Royalty and license fees	$88,508	$62,433	$26,075	42%

The $26.1 million or 42% increase in revenue was due to our acquisition of DTS in December 2016, offset by reductions in licensing revenue resulting from the expiration of our patent license agreement with Samsung as well as seasonality in revenue timing from certain licenses. Minimum guarantee fees from DTS licensees for contracts entered into prior to the December 1, 2016 acquisition were not recorded as revenue during the three months ended September 30, 2017, as under business combination accounting guidance the earnings process was deemed to have been completed prior to the acquisition.

	Nine Months Ended
	September 30, 2017	September 30, 2016	Increase/ (Decrease)	% Change
Royalty and license fees	$247,085	$189,430	$57,655	30%

The $57.7 million or 30% increase in revenue was due to our acquisition of DTS in December 2016, offset by reductions in licensing revenue resulting from the expiration of our patent license agreement with Samsung as well as seasonality in revenue timing from certain licenses. The majority of per-unit royalties reported by DTS licensees in the first quarter of 2017, which are associated with fourth quarter 2016 shipments by these licensees, as well as minimum guarantee fees from DTS licensees for contracts entered into prior to the December 1, 2016 acquisition, were not recorded as revenue during the nine months ended September 30, 2017, as under business combination accounting guidance the earnings process was deemed to have been completed prior to the acquisition.

Cost of Revenue

Cost of revenue consists of royalties paid to third parties and direct compensation and related expenses to provide non-recurring engineering services ("NRE").

Cost of revenue for the three months ended September 30, 2017 was $1.7 million, as compared to $0.1 million for the three months ended September 30, 2016. Cost of revenue for the nine months ended September 30, 2017 was $4.4 million, as compared to $0.2 million for the nine months ended September 30, 2016. The increases were a result of royalties paid to third parties in connection with audio revenue from the acquired DTS business.

We anticipate these expenses will continue to increase when compared to 2016 due to royalties paid to third-parties in connection with audio revenue from the acquired DTS business.

Research, Development and Other Related Costs

Research and development is conducted primarily in-house and targets development of audio and image enhancement technologies, chip-scale and multi-chip packaging, circuitry design, 3D-IC architectures, wafer-level packaging technology, bonding technologies and machine learning. Research, development and other related costs include expenses associated with applications engineering necessary to port and integrate our technologies and products on third party silicon and into end devices. These costs consist primarily of compensation and related costs for personnel, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the three months ended September 30, 2017 were $25.8 million, as compared to $8.6 million for the three months ended September 30, 2016, an increase of $17.2 million or 200%. The increase was primarily related to a $10.6 million increase in personnel related expenses, a $2.1 million increase in stock based compensation and a $1.7 million increase in outside services. These increases are a direct result of adding over 230 engineers as part of the acquisition of DTS in December 2016.
Research, development and other related costs for the nine months ended September 30, 2017 were $78.2 million, as compared to $29.0 million for the nine months ended September 30, 2016, an increase of $49.2 million or 170%. The increase was primarily related to a $32.7 million increase in personnel related expenses, a $5.4 million increase in stock based compensation and a $4.3 million increase in outside services. These increases are a direct result of adding over 230 engineers as part of the acquisition of DTS in December 2016.
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

Selling, general and administrative expenses for the three months ended September 30, 2017 were $34.0 million, as compared to $12.5 million for the three months ended September 30, 2016, an increase of $21.5 million or 172%. The increase was primarily attributable to an increase of $10.4 million in personnel related expenses, a $2.8 million increase in stock based compensation, a $2.1 million increase in travel and other expenses, a $1.7 million increase in bad debt expense, and a $1.2 million increase in depreciation. These increases are a direct result of adding over 185 selling, general and administrative personnel as part of the acquisition of DTS in December 2016. Additionally, marketing expenses increased $1.2 million due primarily to expenditures associated with a trade show and marketing initiatives.
Selling, general and administrative expenses for the nine months ended September 30, 2017 were $108.2 million, as compared to $34.8 million for the nine months ended September 30, 2016, an increase of $73.4 million or 211%. The increase was primarily attributable to an increase of $33.8 million in personnel related expenses, a $9.1 million increase in outside services, a $7.6 million increase in stock based compensation, a $4.6 million increase in travel and other expenses, a $3.6 million increase in depreciation and a $1.8 million increase in bad debt expense. These increases are a direct result of adding over 185 selling, general and administrative personnel as part of the acquisition of DTS in December 2016. Additionally, marketing expenses increased $7.8 million due primarily to two product marketing conferences related to the acquired DTS audio business, one-time expenses related to the branding of our new company name, and marketing initiatives and campaigns we undertook in the first three quarters in 2017.

We anticipate selling, general and administrative expenses will remain higher than in the prior year due to the acquisition of DTS.
Amortization Expense
Amortization expense for the three months ended September 30, 2017 was $27.8 million, as compared to $6.1 million for the three months ended September 30, 2016, an increase of $21.7 million. This increase was primarily attributable to intangible assets recorded in connection with the DTS acquisition and the purchase of certain other intangible assets in the fourth quarter of 2016.
Amortization expense for the nine months ended September 30, 2017 was $84.5 million, as compared to $18.1 million for the nine months ended September 30, 2016, an increase of $66.4 million. This increase was primarily attributable to intangible assets recorded in connection with the DTS acquisition and the purchase of certain other intangible assets in the fourth quarter of 2016.

With the acquisition of DTS, we anticipate that amortization expenses will continue to be a significant expense since we acquired approximately $479 million in intangible assets which will be amortized over the next several years. See Note 7 "Goodwill and Identified Intangible Assets" in the notes to the financial statements for additional information.
Litigation Expense
Litigation expense for the three months ended September 30, 2017 was $9.2 million, as compared to $0.6 million for the three months ended September 30, 2016, an increase of $8.6 million. This increase was primarily related to our ongoing legal proceedings with Broadcom and our new proceedings filed against Samsung. During the three months ended September 30, 2016, we incurred $5.6 million in litigation expense, but we also recorded an offset to litigation expense of $5.0 million due to an insurance settlement which refunded certain litigation costs incurred in prior years.
Litigation expense for the nine months ended September 30, 2017 was $27.4 million, as compared to $12.4 million for the nine months ended September 30, 2016, an increase of $15.0 million. This increase was primarily related to our ongoing legal proceedings with Broadcom and our new proceedings filed against Samsung, as well as reflecting an offset to litigation expense of $5.0 million in the third quarter of 2016 due to an insurance settlement which refunded certain litigation costs incurred in prior years.
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
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Research, development and other related costs	$3,290	$1,192	$9,424	$4,062
Selling, general and administrative	5,086	2,281	14,537	6,979
Total stock-based compensation expense	$8,376	$3,473	$23,961	$11,041
Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. For the three months ended September 30, 2017, stock-based compensation expense was $8.4 million, of which $0.5 million related to employee stock options, $7.1 million related to restricted stock awards and units and $0.8 million related to employee stock plan purchases. For the three months ended September 30, 2016, stock-based compensation expense was $3.5 million, of which $0.5 million related to employee stock options, $2.8 million related to restricted stock awards and units and $0.2 million related to employee stock plan purchases. The increase in stock-based compensation for the three months ended September 30, 2017, resulted primarily from increased awards issued and headcount due to our acquisition of DTS.
For the nine months ended September 30, 2017, stock-based compensation expense was $24.0 million, of which $1.8 million related to employee stock options, $20.4 million related to restricted stock awards and units and $1.8 million related to employee stock plan purchases. For the nine months ended September 30, 2016, stock-based compensation expense was $11.0 million, of which $1.4 million related to employee stock options, $9.0 million related to restricted stock awards and units and $0.6 million related to employee stock plan purchases. The increase in stock-based compensation for the nine months ended September 30, 2017, resulted primarily from increased awards issued and headcount due to our acquisition of DTS.
Interest Expense
Interest expense for the three and nine months ended September 30, 2017 was $7.4 million and $20.9 million, respectively. There was no interest expense in the three and nine months ended September 30, 2016 since debt related to the acquisition of DTS, Inc. was incurred in December 2016.
Other Income and Expense, Net
Other income and expense, net for the three months ended September 30, 2017 was $0.7 million, as compared to $0.9 million for the three months ended September 30, 2016. Other income and expense, net for the nine months ended September 30, 2017 was $1.0 million, as compared to $2.5 million for the nine months ended September 30, 2016. Other income was higher in the prior year due to interest income earned on higher cash and investment balances.
Provision for (benefit from) Income Taxes

For the three and nine months ended September 30, 2017, we recorded an income tax benefit of $4.4 million and $13.2 million, respectively. The income tax benefit for the three months and nine months ended September 30, 2017 was primarily related to losses generated in the U.S. and foreign operations offset by foreign withholding tax liability. The provision for income taxes for the three months and nine months ended September 30, 2016 was $11.6 million and $32.0 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2016 was primarily related to foreign withholding taxes, and tax liability generated from U.S. and foreign operations, offset by the benefit from the reversal of unrecognized tax benefits due to lapses in the statute of limitations and audit completion. The income tax benefit for the nine months ended September 30, 2017 as compared to the income tax provision during the same period in the prior year is largely attributable to losses generated from U.S. and foreign operations. Our provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter.

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

Segment Operating Results
In connection with the acquisition of DTS, we re-evaluated our reportable segments. We concluded that we have two reportable segments: (1) Semiconductor and IP Licensing and (2) Product Licensing. Quarterly results for the first three quarters of 2016 have been recast to conform with this segment presentation. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.
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
The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and intellectual property (IP) to semiconductor manufacturers, foundries, subcontract assemblers and others.  This segment includes revenue generated from technology transfer agreements and licenses to our IP. We have a deep history of developing and monetizing next-generation technologies, including chip-scale packaging solutions and low-temperature wafer bonding solutions. Today, we are actively developing 3D semiconductor packaging, interconnect and bonding solutions for products such as smartphones, tablets, laptops, PCs, data centers and automobiles. We expand technology and IP offerings through a combination of internal R&D and acquisitions.  We also provide engineering services to our customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of our technologies. Through our technology transfer service, we provide detailed documentation outlining design guidelines, process specifications, recommended equipment and process parameters as well as hands-on engineering support to assist our licensees in bringing up and qualifying our technologies at their facilities.  This service allows licensees to readily leverage our years of experience and expertise in direct and hybrid bonding.

We do not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
Semiconductor and IP licensing segment	$45,728	$57,718	$130,242	$165,500
Product licensing segment	42,780	4,715	116,843	23,930
Total revenue	88,508	62,433	247,085	189,430
Operating expenses:
Semiconductor and IP licensing segment	20,744	13,167	64,881	51,567
Product licensing segment	43,696	2,185	129,496	8,217
Unallocated operating expenses (1)	40,626	11,628	128,074	32,277
Total operating expenses	105,066	26,980	322,451	92,061
Operating income (loss):
Semiconductor and IP licensing segment	24,984	44,551	65,361	113,933
Product licensing segment	(916)	2,530	(12,653)	15,713
Unallocated operating expenses (1)	(40,626)	(11,628)	(128,074)	(32,277)
Total operating income (loss)	$(16,558)	$35,453	$(75,366)	$97,369

(1) Unallocated operating expenses consist primarily of general and administrative expenses, such as administration, human resources, finance, information technology, corporation development and procurement. These expenses are not allocated because it is not practical to do so.
The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $385.6 million in goodwill at September 30, 2017, approximately $377.9 million is allocated to our Product Licensing reporting unit and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting unit.
For the three months ended September 30, 2017, the unallocated expenses were $40.6 million compared to $11.6 million for the three months ended September 30, 2016. The increase of $29.0 million was primarily attributable to higher general and administrative personnel expenses that resulted from the acquisition of DTS.
For the nine months ended September 30, 2017, the unallocated expenses were $128.1 million compared to $32.3 million for the nine months ended September 30, 2016. The increase of $95.8 million was primarily attributable to higher general and administrative personnel expenses that resulted from the acquisition of DTS.

Product Licensing Segment

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
Royalty and license fees	$42,780	$4,715	$116,843	$23,930
Total revenue	42,780	4,715	116,843	23,930
Operating expenses:
Cost of revenue	1,667	99	4,370	238
Research, development and other related costs	18,679	1,838	56,436	7,262
Litigation	742	—	772	—
Amortization	22,608	248	67,918	717
Total operating expenses	43,696	2,185	129,496	8,217
Total operating income (loss)	$(916)	$2,530	$(12,653)	$15,713

Under generally accepted accounting principles regarding business combinations, we were unable to record customer billings totaling $7.0 million and $45.6 million as revenue in the Product Licensing segment during the three and nine months ended September 30, 2017, respectively. If allowed, this revenue would have had a significant impact on the operating results as described below.
Product Licensing revenue for the three months ended September 30, 2017 was $42.8 million as compared to $4.7 million for the three months ended September 30, 2016, an increase of $38.1 million. Product Licensing revenue for the nine months ended September 30, 2017 was $116.8 million as compared to $23.9 million for the nine months ended September 30, 2016, an increase of $92.9 million. The increase was due to revenue from licenses added through the DTS acquisition. We anticipate Product Licensing revenue for the remainder of 2017 to be higher than revenue for 2016 due principally to the DTS acquisition.
Operating expenses for the three months ended September 30, 2017 were $43.7 million and consisted of cost of revenue of $1.7 million, research, development and other related costs of $18.7 million, litigation costs of $0.7 million and amortization costs of $22.6 million. The increase of $41.5 million in total operating expenses as compared to $2.2 million for the three months ended September 30, 2016 was due to the acquisition of DTS. Operating expenses for the nine months ended September 30, 2017 were $129.5 million and consisted of cost of revenue of $4.4 million, research, development and other related costs of $56.4 million, litigation costs of $0.8 million and amortization costs of $67.9 million. The increase of $121.3 million in total operating expenses as compared to $8.2 million for the nine months ended September 30, 2016 was due to the acquisition of DTS. The increases were largely related to personnel-related costs including salary and benefits and stock based compensation from the increased headcount, as well as amortization due to the $479 million of intangible assets acquired in December 2016. We anticipate remaining 2017 operating expenses will continue to be significantly higher than 2016 as the audio business expenses and higher intangible asset amortization will be incurred for the full year.
The operating loss in the three months ended September 30, 2017 was $0.9 million compared to operating income of $2.5 million in the three months ended September 30, 2016, due to the reasons stated above, in particular the amortization of intangible assets recorded in connection with the DTS acquisition.
The operating loss for the nine months ended September 30, 2017 was $12.7 million compared to operating income of $15.7 million in the nine months ended September 30, 2016, due to the reasons stated above, in particular the amortization of intangible assets recorded in connection with the DTS acquisition.

Semiconductor and IP Licensing Segment

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
Royalty and license fees	$45,728	$57,718	$130,242	$165,500
Total revenue	45,728	57,718	130,242	165,500
Operating expenses:
Research, development and other related costs	7,161	6,784	21,729	21,736
Litigation	8,422	580	26,596	12,422
Amortization	5,161	5,803	16,556	17,409
Total operating expenses	20,744	13,167	64,881	51,567
Total operating income	$24,984	$44,551	$65,361	$113,933

Semiconductor and IP Licensing segment revenue for the three months ended September 30, 2017 was $45.7 million as compared to $57.7 million for the three months ended September 30, 2016, a decrease of $12.0 million. The decrease was related to the expiration of a significant agreement.
Semiconductor and IP Licensing segment revenue for the nine months ended September 30, 2017 was $130.2 million as compared to $165.5 million for the nine months ended September 30, 2016, a decrease of $35.3 million. The decrease was related to the expiration of a significant agreement.

Operating expenses for the three months ended September 30, 2017 were $20.7 million and consisted of research, development and other related costs of $7.1 million, litigation costs of $8.4 million and amortization costs of $5.2 million. The increase of $7.5 million in total operating expenses as compared to $13.2 million for the three months ended September 30, 2016, resulted primarily from higher litigation costs as a result of the filing of the legal proceedings against Broadcom and Samsung, and from decreased litigation costs in the third quarter of 2016 reflecting an insurance settlement payment of $5.0 million that we received at the time.
Operating expenses for the nine months ended September 30, 2017 were $64.9 million and consisted of research, development and other related costs of $21.7 million, litigation costs of $26.6 million and amortization costs of $16.6 million. The increase of $13.3 million in total operating expenses as compared to $51.6 million for the nine months ended September 30, 2016, resulted primarily from higher litigation costs as a result of the filing of the legal proceedings against Broadcom and Samsung, and from decreased litigation costs in the third quarter of 2016 reflecting an insurance settlement payment of $5.0 million that we received in 2016.
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

Operating income for the three months ended September 30, 2017 and 2016 was $25.0 million and $44.6 million, respectively, which represented a decrease of $19.6 million, for the reasons stated above.

Operating income for the nine months ended September 30, 2017 and 2016 was $65.4 million and $113.9 million, respectively, which represented a decrease of $48.5 million, for the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	September 30, 2017	December 31, 2016
Cash and cash equivalents (1)	$88,535	$65,626
Short-term investments	60,225	47,379
Total cash, cash equivalents and short-term investments	$148,760	$113,005
Percentage of total assets	14%	10%

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net cash from operating activities	$85,769	$111,420
Net cash from investing activities	$(15,584)	$9,673
Net cash from financing activities	$(38,736)	$(93,291)
_________________________________
(1) Does not include restricted cash balance
Our primary sources of liquidity and capital resources are our operating cash flows and our investment portfolio. Cash, cash equivalents and investments were $148.8 million at September 30, 2017, an increase of $35.8 million from $113.0 million at December 31, 2016. This increase resulted from $85.8 million in cash from operations and from $9.0 million in proceeds from the exercise of stock options and employee stock purchases. This increase was partially offset by $29.7 million in dividends paid, $13.5 million in repurchases of common stock, $4.5 million in debt principal payments, $2.5 million in capital expenditures and $8.5 million in cash that is now considered restricted due to its potential use as bond collateral in our ongoing litigation with Broadcom. Cash and cash equivalents were $88.5 million at September 30, 2017, an increase of $22.9 million from $65.6 million at December 31, 2016.

Cash flows provided by operations were $85.8 million for the nine months ended September 30, 2017, primarily due to our net loss of $62.2 million being adjusted for non-cash items of depreciation of $5.4 million, amortization of intangible assets of $84.5 million, stock-based compensation expense of $24.0 million and $55.4 million in changes in operating assets and liabilities. These increases were partially offset by $25.3 million in deferred income taxes and other net.

Cash flows provided by operations were $111.4 million for the nine months ended September 30, 2016, primarily due to our net income of $65.4 million being adjusted for non-cash items of depreciation of $1.3 million, amortization of intangible assets of $18.1 million, stock-based compensation expense of $11.0 million, $14.2 million in deferred tax and other, net and $0.7 million in changes in operating assets and liabilities.

Net cash used in investing activities was $15.6 million for the nine months ended September 30, 2017, primarily related to the purchases of available-for-sale securities of $22.6 million and $2.5 million in capital expenditures offset by maturities and sales of short-term investments of $9.4 million.

Net cash provided by investing activities was $9.7 million for the nine months ended September 30, 2016, resulting from maturities and sales of short-term investments of $174.0 million, partially offset by the purchases of available-for-sale securities of $161.4 million and the purchase of $3.0 million in property and equipment.
Net cash used in financing activities was $38.7 million for the nine months ended September 30, 2017 principally due to dividend payments of $29.7 million, $13.5 million in repurchases of common stock and $4.5 million in debt repayments, offset by $9.0 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
Net cash used in financing activities was $93.3 million for the nine months ended September 30, 2016 due to dividend payments of $29.4 million and stock repurchases of $70.0 million, partially offset by $6.2 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three and nine months ended September 30, 2017 and 2016, no impairment charges were recorded with respect to our investments.
On December 1, 2016, we entered into a Credit Agreement which provided for a $600 million seven-year term B loan facility. The Term B Loan Facility matures on November 30, 2023. Upon the closing of the Credit Agreement, we borrowed $600 million under the Term B Loan facility. These proceeds were used on December 1, 2016, together with cash and cash equivalents, to finance the acquisition of DTS. The obligations under the Credit Agreement are guaranteed by substantially all of our assets pursuant to the Security Agreement, dated December 1, 2016, among us, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto. At September 30, 2017, $595.5 million was outstanding under this loan facility with an interest rate, including amortization of debt issuance costs, of 4.9%. Interest is payable monthly and nominal principal payments are due quarterly. We have future minimum principal payments for our debt of $6.0 million annually through 2022 with the remaining principal balance due in 2023. We currently anticipate making accelerated principal payments commencing in late 2017 or early 2018.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200 million in future repurchases under the plan, and as of September 30, 2017, the total amount available for repurchase under the plan was $148.2 million. No expiration has been specified for this plan. Since the inception of the plan, and through September 30, 2017, we have repurchased approximately 10.9 million shares of common stock at a total cost of $301.8 million at an average price of $27.76. Our repurchases totaled $10.0 million during the three and nine months ended September 30, 2017.

We plan to continue to execute authorized repurchases from time to time under the plan, although we have decreased share repurchases during 2017 as compared to 2016, as we accumulate cash to pay down the indebtedness incurred to finance the DTS acquisition.

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
Contractual Cash Obligations

Our operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term. There have been no material changes to our future minimum lease payments in the three months ended September 30, 2017.

As of September 30, 2017, we had accrued $15.4 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.5 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.
See Note 13 – "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
During the three months ended September 30, 2017 there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.
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

Toshiba Proceedings

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
On April 4, 2017, Tessera, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Tessera, Inc. filed its opening brief on August 11, 2017, and Toshiba filed its answering brief on September 12, 2017. Tessera, Inc.’s reply brief is due on November 2, 2017. A hearing for oral argument has not yet been scheduled.

Broadcom Proceedings

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

On September 29, 2017, the Commission issued its notice that it would review in part the ALJ’s final initial determination. For the ’946 and ’136 patents, the Commission determined to review all issues with the exception of the findings concerning the level of skill in the art. The Commission will rely on the issues and arguments presented by the parties in their petitions and responses, and it noted that issues not raised in a petition for review will be deemed to have been abandoned. The Commission also requested supplemental briefing on specific questions relating to the ’946 and ’136 patents. For the ’007 patent, the Commission determined to review, and on review, to take no position on the findings related to infringement of claim 18 and the economic prong of the domestic industry requirement. The Commission determined not the review the remainder of the initial determination relating to the ’007 patent. The target date for completion of the Investigation is December 1, 2017.

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
On March 17, 2017, the Court issued a judgment in Invensas’ favor, finding that the respondents infringe the patent. The Court ordered that the respondents cease offering, distributing, using, or importing (or possessing for said reasons) the infringing products in Germany; recall infringing products from the German market; destroy or have destroyed infringing products in their possession in Germany; and provide an accounting of their infringing activities. The Court further ordered Invensas to post bonds of approximately €3,050,000 as security for damages that may result from the preliminary enforcement of the judgment if it is ultimately overturned. Invensas posted such bonds.
The respondents appealed to the Higher Regional Court (“Oberlandesgericht”) Karlsruhe, Case No. 6 U 46/17. Invensas filed its response to the merits of the appeal on July 10, 2017. No hearing date has been set on the appeal.
On May 3, 2017, Invensas filed a motion to enforce the judgment and for sanctions against certain distributors, alleging that they violated the injunction. The defendants responded on June 8, 2017, and Invensas filed a reply on June 30, 2017. The defendants filed a further response on July 31, 2017, to which Invensas filed a further reply on August 4, 2017.
On May 19, 2017, Invensas filed a motion to enforce the judgment and for sanctions against Mouser, for failing to adequately render accounts. Mouser responded on June 29, 2017, and Invensas filed a reply on June 30, 2017. Mouser filed a further response on July 31, 2017, to which Invensas filed a further reply on August 4, 2017. On August 9, 2017, the court informed Invensas that it did not regard the bond posted by Invensas for the preliminary enforcement of the claim for rendering of accounts against Mouser as being sufficient. Invensas posted a new bond with regard to this claim for Mouser. Mouser filed an additional response on September 15, 2017. On September 19, 2017, Invensas informed the court that it had posted a new bond.
On October 5, 2017, the German Federal Patent Court issued a preliminary opinion stating its tentative view that the claimed teaching of the patent is not patentable. In light of the preliminary opinion, Invensas agreed to temporarily abstain from enforcing the Mannheim court’s judgment pending the January 25, 2018 hearing in the Federal Patent Court. Invensas filed motions to temporarily suspend the enforcement proceedings with the Mannheim court on October 12, 2017. The court granted the temporary suspension for both enforcement actions by orders dated October 13, 2017.
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
On March 17, 2017, the Court issued a judgment in Invensas’ favor, finding that the respondents infringe the patent. The Court ordered that the respondents cease offering, distributing, using, or importing (or possessing for said reasons) the infringing products in Germany; recall infringing products from the German market; destroy or have destroyed infringing products in their possession in Germany; and provide an accounting of their infringing activities. To make the judgment enforceable, the Court ordered Invensas to post bonds of approximately €3,600,000 as security for damages that may result from the preliminary enforcement of the judgment if it is ultimately overturned. Invensas posted such bonds.
The respondents appealed to the Higher Regional Court (“Oberlandesgericht”) Karlsruhe, Case No. 6 U 34/17. In addition to appealing the infringement decision on the merits, the respondents filed motions seeking to stay enforcement of the judgment, and to increase the amount of the security bonds to approximately €500 million. Invensas filed its response to the merits of the appeal on May 15, 2017. On May 31, 2017, the appellate court issued an order denying the motion to stay preliminary enforcement of the judgment. On June 14, 2017, Broadcom filed another motion seeking to stay enforcement of the judgment pending the decision on its motion to raise the amount of the security bonds, and Invensas responded on June 22, 2017. On August 4, 2017, the appellate court issued an order denying this second motion to stay preliminary enforcement of the judgment. A hearing regarding Broadcom’s motion to increase the security bonds took place on September 13, 2017 before the Higher Regional Court Karlsruhe. Following the hearing, the court issued an order denying Broadcom’s motion.

On June 21, 2017, Invensas filed motions to enforce the judgment and for sanctions, alleging that Broadcom violated the injunction, failed to render accounts, and failed to adequately recall products as required in the judgment. Broadcom filed its response on August 4, 2017. With regard to the enforcement of the injunction, Invensas filed a response on August 31, 2017.
With regard to the motion for sanctions for failure to render accounts, the court informed Invensas on September 11, 2017 that it did not regard the bond posted by Invensas for the preliminary enforcement of the claim for rendering of accounts as being sufficient, and prompted Invensas to reply by October 13, 2017. Invensas posted two new bonds.
With regard to the motions for sanctions for failure to render accounts and to adequately recall products, the court set a deadline of October 13, 2017 for Invensas to file a reply.
On October 5, 2017, the German Federal Patent Court issued a preliminary opinion stating its tentative view that the claimed teaching of the patent is not patentable. In light of the preliminary opinion, Invensas agreed to temporarily abstain from enforcing the Mannheim court’s judgment pending the January 25, 2018 hearing in the Federal Patent Court. Invensas filed motions to temporarily suspend the enforcement proceedings with the Mannheim court on October 12, 2017. The court granted the temporary suspension for all three enforcement actions by orders dated October 13, 2017.
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
The Federal Patent Court issued its preliminary opinion on October 5, 2017. The court’s tentative view is that the claimed teaching may not be patentable in light of prior art submitted by the nullity plaintiff. The court set a deadline of December 6, 2017 for the parties to respond to the preliminary opinion. The hearing is scheduled for January 25, 2018.
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
Certain Wireless Audio Systems and Components Thereof, Inv. No. 337-TA-1071 (U.S. International Trade Commission, Washington, D.C.)
On August 10, 2017, Broadcom Limited and Avago Technologies General IP (Singapore) Pte. Ltd. (collectively, “Complainants”) filed a complaint at the U.S. International Trade Commission (“the Commission”), requesting that the Commission institute an investigation against Respondents DTS, Inc., Phorus, Inc., MartinLogan, Ltd., Paradigm Electronics Inc., Anthem Electronics, Inc., Wren Sound Systems, LLC, McIntosh Laboratory, Inc., Definitive Technology, and Polk Audio Inc. (collectively, “Respondents”). The complaint alleges that the Respondents infringe claim 20 of U.S. Patent No. 6,684,060. The complaint requests that the Commission issue a permanent limited exclusion order excluding from entry into the United States the allegedly infringing products of the Respondents. In addition, the complaint requests that the Commission issue a permanent cease and desist order prohibiting the Respondents from, among other things, importing, selling, or distributing the allegedly infringing products.

Based on the complaint, the Commission instituted Investigation No. 337-TA-1071 on September 15, 2017. The Respondents filed responses to the complaint and Notice of Investigation on October 2, 2017. On September 28, 2017, the Administrative Law Judge issued an order setting a target date of January 19, 2019 and a September 14, 2018 date for issuance of the final initial determination. The Administrative Law Judge also scheduled a Markman hearing for February 6, 2018 and an evidentiary hearing for June 25, 2018 through June 29, 2018.

Broadcom Limited, et al. v. DTS, Inc., et al., Case No. -1-16-cv-00379 (C.D. Cal.)

On August 10, 2017, Broadcom Limited and Avago Technologies General IP (Singapore) Pte. Ltd. (collectively, “Broadcom”) filed a complaint against DTS, Inc. and Phorus, Inc. (collectively “Defendants”) in the U.S. District Court for the Central District of California. The complaint alleges that Defendants infringe U.S. Patent No. 6,684,060 and requests, among other things, that Defendants be ordered to pay compensatory damages in an amount no less than a reasonable royalty. On September 22, 2017, the parties filed a joint stipulation asking the Court to stay the action pursuant to 28 U.S.C. 1659(a) until the Commission’s determination in ITC Investigation No. 337-TA-1071 becomes final. On September 26, 2017, the Court entered an order staying the action.

Taiwan Semiconductor Manufacturing Co. Ltd. v. Tessera, Inc., et al., Case No. 5:17-cv-0588 (N.D. Cal.)

On October 13, 2017, Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) filed a complaint and motion for preliminary injunction against Tessera Technologies, Inc., Tessera, Inc., and Invensas Corporation (collectively “Tessera”) in the U.S. District Court for the Northern District of California relating to U.S. International Trade Commission Investigation No. 337-TA-1010 (the “1010 Investigation”). In the 1010 Investigation, the Administrative Law Judge held that Tessera’s right to enforce United States Patent No. 6,849,946 (the “’946 patent”) against Broadcom and the other respondents is not exhausted by a covenant not to sue (“CNS”) in an agreement between TSMC and Cypress Semiconductor Corporation (“Cypress”), the former owner of the ’946 patent, because the CNS does not grant TSMC the right to sell products to its customers, including Broadcom. TSMC’s complaint and motion for preliminary injunction seek to enjoin Tessera from: (1) asserting that the CNS in the agreement between Cypress and TSMC does not cover sale of TSMC-manufactured wafers to Broadcom and therefore does not exhaust Tessera's rights in the '946 patent; (2) taking further action to enforce any exclusion order, cease-and-desist order, or “other injunctive relief” entered by the Commission as it relates to Broadcom products made from wafers manufactured by TSMC; and (3) opposing any motion to stay any exclusion order, cease-and-desist order, or “other injunctive relief” entered by the Commission as it relates to Broadcom products made from wafers manufactured by TSMC. The preliminary injunction motion is currently scheduled to be heard on December 4, 2017.

Samsung Proceedings

Certain Wafer-Level Packaging Semiconductor Devices and Products Containing Same (Including Cellular Phones, Tablets, Laptops, and Notebooks) and Components Thereof, Docket No. 337-TA-3262, (U.S. International Trade Commission, Washington, D.C.)
On September 28, 2017, Tessera Advanced Technologies, Inc. filed a complaint at the U.S. International Trade Commission (“the Commission”), requesting that the Commission institute an investigation against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. (collectively, “Proposed Respondents”). The complaint alleges that the Proposed Respondents infringe U.S. Patent Nos. 6,954,001 and 6,784,557. The complaint requests that the Commission issue a permanent limited exclusion order excluding from entry into the United States the infringing products of the Proposed Respondents. In addition, the complaint requests that the Commission issue a permanent cease and desist order prohibiting the Proposed Respondents from, among other things, importing, selling, or distributing the infringing products. On October 31, 2017 the Commission instituted the investigation.

Tessera Advanced Technologies, Inc. v. Samsung Electronics America, Inc. et al, Civil Action No. 2:17-cv-07621 (D. N.J.)
On September 28, 2017, Tessera Advanced Technologies, Inc. filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co., Ltd. (collectively, “Samsung”) in the U.S. District Court for the District of New Jersey. The complaint alleges that Samsung infringes U.S. Patent Nos. 6,954,001 and 6,784,557 and requests, among other things, that Samsung be ordered to pay compensatory damages in an amount no less than a reasonable royalty.

Invensas Corporation v. Samsung Electronics Co., Ltd., et al., Civil Action No. 1:17-cv-01363 (D. Del.)
On September 28, 2017, Invensas Corporation filed a complaint against Samsung Electronics Co., Ltd. and Samsung Austin Semiconductor, LLC (collectively, “Samsung”) in the U.S. District Court for the District of Delaware. The complaint alleges that Samsung infringes U.S. Patent Nos. 6,232,231 and 6,849,946 and requests, among other things, that Samsung be ordered to pay compensatory damages in an amount no less than a reasonable royalty.

Invensas Bonding Technologies, Inc. v. Samsung Electronics America, Inc., et al., Civil Action No. 1:17-cv-07609 (D. N.J.)

On September 28, 2017, Invensas Bonding Technologies, Inc. filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co. Ltd. (collectively, “Samsung”) in the U.S. District Court for the District of New Jersey. The complaint alleges that Samsung infringes U.S. Patent Nos. 7,553,744, 7,807,549, 7,871,898, 8,153,505, 9,391,143, and 9,431,368 and requests, among other things, that Samsung be ordered to pay compensatory damages in an amount no less than a reasonable royalty.

FotoNation Limited, et al v. Samsung Electronics Co., Ltd., et al, Civil Action No. 2:17-cv-00669 (E.D. Tex.)
On September 28, 2017, FotoNation Limited and DigitalOptics Corporation MEMS filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co. Ltd. (“Samsung”) in the U.S. District Court for the Eastern District of Texas. The complaint alleges that Samsung infringes U.S. Patent Nos. 8,254,674, 8,331,715, 7,860,274, 7,697,829, 7,574,016, 7,620,218, 7,916,897 and 8,908,932 and requests, among other things, that Samsung be ordered to pay compensatory damages in an amount no less than a reasonable royalty.

Invensas Corporation v. Samsung Electronics Co., Ltd., et al., Civil Action No. 2:17-cv-00670 (E.D. Tex.)
On September 28, 2017, Invensas Corporation filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) in the U.S. District Court for the Eastern District of Texas. The complaint alleges that Samsung infringes U.S. Patent Nos. 6,232,231, 6,849,946, 6,054,336, 6,566,167, and 6,825,554 and requests, among other things, that Samsung be ordered to pay compensatory damages in an amount no less than a reasonable royalty.

Tessera Advanced Technologies, Inc. v. Samsung Electronics Co., Ltd., et al., Civil Action No. 2:17-cv-00671 (E.D. Tex.)
On September 28, 2017, Tessera Advanced Technologies, Inc. filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) in the U.S. District Court for the Eastern District of Texas. The complaint alleges that Samsung infringes U.S. Patent Nos. 6,512,298 and 6,825,616 and requests, among other things, that Samsung be ordered to pay compensatory damages in an amount no less than a reasonable royalty.

Invensas Corporation vs. Samsung Electronics GmbH, Case no. 7 O 162/17 (Regional Court of Mannheim, Germany)

On August 30, 2017, Invensas Corporation (“Invensas”) filed a complaint against Samsung Electronics GmbH (“Samsung Germany”) in the Regional Court of Mannheim, Germany. The complaint alleges that Samsung Germany infringes Invensas’ European Patent EP 1 186 034 B1. The complaint requests that Samsung cease offering, distributing, using, or importing (or possessing for such reasons) infringing products in Germany; recall infringing products from the German market; destroy or have destroyed infringing products in their possession in Germany; and provide an accounting of infringing activities. Samsung Germany has not yet responded to the complaint. A bench trial has been scheduled for June 8, 2018.

Invensas Corporation vs. Samsung Electronics Co., Ltd., Case no. 7 O 161/17 (Regional Court of Mannheim, Germany)

On August 30, 2017 Invensas Corporation (“Invensas”) filed a complaint against Samsung Electronics Co. Ltd. (“Samsung”) in the Regional Court of Mannheim, Germany. The complaint alleges that the Samsung infringes Invensas’ European Patent EP 1 186 034 B1. The complaint requests that Samsung cease offering, distributing, using, or importing (or possessing for such reasons) infringing products in Germany; recall infringing products from the German market; destroy or have destroyed infringing products in their possession in Germany; and provide an accounting of infringing activities.

Invensas Corp. v. Samsung Electronics Co., Ltd., et al., Provisional Case No. KG/RK 17-1619 (District Court of The Hague, Netherlands)

On September 28, 2017, Invensas filed a writ of summons against Samsung Electronics Co., Ltd., Samsung Electronics Benelux B.V., Samsung Electronics Europe Logistics B.V., Bol.com B.V., and Wehkamp B.V. in the District Court of The Hague, Netherlands.  The complaint alleges that the defendants infringe Invensas’s European Patent EP 1 186 034 B1 in the Netherlands, Great Britain, Spain and France.

Invensas requests, among other things, that the defendants cease and desist any infringement of the patent in suit in the aforementioned countries; inform all persons/entities to whom the defendants delivered, sold, or offered for sale any infringing products that they will no longer do so; recall allegedly infringing products; and pay damages. Invensas also claims provisional relief in the form of a cross-border injunction in case the main proceedings are entirely or partly delayed or suspended.

The defendants’ statement of answer to the writ of summons, which can include a counterclaim of invalidity, is due on April 18, 2018. Invensas’ statement of answer to any potential counterclaim is due on June 13, 2018. A bench trial is scheduled for September 21, 2018.

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

U.S. Patent No. 6,043,699
On October 31, 2016, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,043,699 (“the ’699 patent”).  The petition requests a determination that claims 1-19 of the ’699 patent are unpatentable. Tessera Advanced Technologies, Inc. filed its preliminary response on February 10, 2017. On May 5, 2017, the PTAB instituted the petition on Claims 1-19. Tessera Advanced Technologies filed its response to the petition on August 10, 2017. Broadcom’s reply is due November 10, 2017. The oral argument is scheduled for February 8, 2018.

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

U.S. Patent No. 6,278,653
On October 31, 2016, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,278,653 (“the ’653 patent”).  The petition requests a determination that claims 1-20 of the ’653 patent are unpatentable. Invensas filed its preliminary response on February 10, 2017. On April 26, 2017, the PTAB instituted the petition on Claims 1-20. Invensas filed its response to the petition on July 11, 2017. Broadcom filed its reply on September 26, 2017. The oral argument is scheduled for December 5, 2017.

U.S. Patent No. 6,408,167
On October 4, 2017, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,408,167 (“the ’167 patent”). The petition requests a determination that claims 1-5 of the ’167 patent are unpatentable. The PTAB has not instituted the petition. No hearing date has been set.
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
On November 14, 2014, the PTAB issued a decision affirming the Examiner’s July 17, 2013 determinations, therefore maintaining rejections of certain of the claims subject to reexamination. Tessera, Inc. appealed, and subsequently voluntarily dismissed its appeal. On April 7, 2015, the Court of Appeals issued a mandate to the PTO confirming dismissal of the appeal. On June 14, 2017, the PTAB issued a notice of intent to issue an inter partes reexamination certificate implementing the Court of Appeals’ decision. On August 4, 2017, the PTAB issued the inter partes reexamination certificate. This matter is now concluded.
U.S. Patent No. 6,684,060
On September 29, 2017, DTS, Inc. and Phorus, Inc. filed with the PTAB a petition for inter partes review of Broadcom’s U.S. Patent No. 6,684,060 (“the ’060 patent”). The petition requests a determination that claims 1-29 of the ’060 patent are unpatentable. The PTAB has not instituted the petition. No hearing date has been set.
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

U.S. Patent No. 6,856,007
On May 24, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,856,007 (“the ’007 patent”). The petition requests a determination that claims 1, 11-13, 16, 16 and 18 of the ’007 patent are unpatentable. Tessera, Inc. filed its preliminary response on September 7, 2017. The PTAB has not instituted the petition. No hearing date has been set.

U.S. Patent No. 6,954,001
On May 24, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,954,001 (“the ’001 patent”). The petition requests a determination that claims 1-18 of the ’001 patent are unpatentable. Tessera Advanced Technologies, Inc. filed its preliminary response on September 7, 2017. The PTAB has not instituted the petition.  No hearing date has been set.

U.S. Patent No. 6,972,480
On October 27, 2017, Avago Technologies U.S. Inc. and Avago Technologies Wireless (U.S.A.) Manufacturing Inc. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,972,480 (“the ’480 patent”). The petition requests a determination that claims 1-11 of the ’480 patent are unpatentable. The PTAB has not instituted the petition.  No hearing date has been set.

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
We earn a significant amount of our revenue from a limited number of customers. For the three and nine months ended September 30, 2017, there were three customers in each period that each accounted for 10% or more of total revenue. We expect that a significant portion of our revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our revenue could decrease substantially. For example, in February of 2017 we announced that we were seeking to relicense Samsung Electronics whose patent license had expired at the end of 2016. In addition, a significant portion of our recurring revenue is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. If we are unable to replace the revenue from an expiring license or at the end of structured payment terms of a settlement agreement with similar revenue from other customers, our royalty revenue could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
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
We derive a significant portion of our revenue from patent licenses and royalties, including structured settlement payments. The success of our patent licensing business depends on our ability to continue to develop and acquire high quality patents. We devote significant resources to developing new technologies and to sourcing and acquiring patents to address the evolving needs of the semiconductor and the consumer and communication electronics industries, and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patents is intense and there is no assurance that we can continue to acquire such patents on favorable terms. We may not be able to develop and market new or improved technologies, or to develop or acquire high quality patents, in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times through 2035. We need to develop or acquire successful innovations and obtain revenue-

generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.
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
Our ownership of DTS could increase the risk that DTS becomes subject to claims of infringement of third-party intellectual property rights. We do not have prior experience in audio technologies in which third parties may hold a substantial body of patents and other intellectual property rights. Moreover, the risks of third-party infringement claims could be heightened by our need to engage in enforcement activities with respect to our existing patents, as our existing or potential licensees may seek to assert infringement claims against our DTS or other product businesses in response to our enforcement activities relating to our existing patents. For example, Broadcom filed patent litigation against our Play-Fi business which we believe was in response to our patent litigation filed against them. Competitors of DTS would not be subject to such heightened risk of third-party claims, and such claims could adversely affect the DTS business as well as impair our enforcement ability and licensing revenue.
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
The DTS acquisition was financed with existing cash balances and a newly-incurred, $600 million secured term loan. The combination of reduced cash balances and the incurrence of substantial long-term debt could limit our ability to make future acquisitions, investments and capital expenditures that may be necessary or desirable for the operation or expansion of our business.  Moreover, our ability to service the principal and interest payments on such indebtedness will depend on our continuing ability to generate requisite cash flow from our existing and acquired business operations.  The terms of the indebtedness include covenants that may limit our operating flexibility and create a risk of default if we are unable to meet financial ratios and other covenant requirements.  We may be unable to generate sufficient cash flow to make principal and interest payments, and in any event we may be required to refinance such indebtedness upon its maturity.  We may be unable to refinance such indebtedness on favorable terms or at all.  For example, a downgrade in our credit rating could make any such refinancing more difficult to secure on favorable terms. A default under, or inability to refinance, our indebtedness could substantially adversely affect our continuing financial viability, and could lead to insolvency, bankruptcy, and the reduction or elimination of stockholders’ equity.
Our variable rate indebtedness may expose us to interest rate risk, which could cause our debt costs to increase significantly.

As of September 30, 2017, we had $595.5 million of outstanding indebtedness that was effectively subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At September 30, 2017, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $6.0 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future.
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
From time to time, our efforts to obtain a reasonable royalty through our sales efforts do not result in the prospective customer agreeing to license our patents or our technology. In certain cases, we become involved in litigation to enforce our intellectual property rights, enforce the terms of our license agreements, determine the validity and scope of the proprietary rights of others, and defend against claims of infringement or invalidity. For example, on May 23, 2016, we filed legal proceedings against Broadcom Corporation and certain of its affiliates, customers, and distributors, alleging infringement of certain of our patents, and on September 28, 2017, we filed legal proceedings against Samsung Electronics and certain of its affiliates, alleging infringement of certain of our patents. Our current legal actions, as described in Part II, Item 1 - Legal Proceedings, are examples of disputes and litigation that impact our business. If we are not able to reach agreement with customers or potential customers we may be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.
These existing and any future legal actions may harm our business. For example, in our legal proceedings against Broadcom and certain of its affiliates and distributors in Germany, the court issued judgments against the respondents, including requiring them to recall and destroy infringing products, requiring them to render accounts, and issuing an injunction against them prohibiting the sale and distribution of infringing products in Germany. If the judgments are reversed or vacated, either on appeal or as a result of other legal proceedings, we could be liable for any damages that the respondents suffer, and such liability could have a material adverse impact on us. Although we posted bonds as security against such potential damages, the amount of damages is not limited by and could exceed the amounts of the bonds. As another example, legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such licensee or strategic partner and, as a result, prevent the adoption of our technologies and intellectual property by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenue. Moreover, the timing and results of any of our legal proceedings are not predictable and may vary in any individual proceeding.
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
A number of companies in the semiconductor and consumer electronics industries face severe financial difficulties from time to time. As a result, there have been bankruptcies and restructuring of companies in these industries. As an example, Toshiba Corporation recently announced financial difficulties and that it had agreed to sell its semiconductor business as a result of such difficulties. Further, in our third quarter ending September 30, 2017 we recorded a bad debt charge for $1.6 million relating to past due receivables from two LeEco affiliates as significant doubts arose in fully collecting the payments given substantial financial stress and negative payment history that these affiliates exhibited recently. Our licensees may face similar financial difficulties which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license or settlement agreements. Our licensees may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult, which could adversely impact our business, financial condition, results of operations and cash flows.

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
At September 30, 2017, we held approximately $88.6 million in cash and cash equivalents and $60.2 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and since May 2014 the FASB has issued amendments to this new guidance, which collectively provides guidance for revenue recognition. ASU 2014-09 is effective for us beginning January 1, 2018 and, at that time, we plan to adopt the new standard under the modified retrospective approach. Under the new standard, the current practice of many licensing companies of reporting revenue from per-unit royalty based agreements one quarter in arrears would no longer be accepted and instead companies will be expected to estimate royalty-based revenue. This guidance will significantly impact our revenue recognition. First, we will no longer be allowed to follow our current practice of recording per unit license revenue on a quarter lag basis, a practice precipitated by the lack of reliable estimates for such revenue. Second, we will be required to record all or a significant majority of revenue under our fixed fee and minimum guarantee license agreements when such agreements are entered into rather than recording them over time as is our typical practice today. While the changes in revenue recognition do not impact our cash flows, the impact on our Statement of Operations under the new accounting standard may impact how investors perceive our business which could materially impact the value of our common stock.
Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries organized in Ireland and the United Kingdom, and, as such, our effective tax rate can be impacted by the composition of our earnings in the U.S. and foreign jurisdictions. The Organization for Economic Cooperation and Development issued guidelines and proposals during October 2015 that may change how our tax obligations are determined in many of the countries in which we do business. These potential changes could also adversely affect our effective tax rate.
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
While we generally do not defend or indemnify our licensees, some of our license agreements in our imaging and audio businesses provide limited defense and indemnities for certain actions brought by third parties against our licensees, and some require us to provide technical support and information to a licensee that is involved in litigation for using our technology. Our defense, indemnity and support obligations could result in substantial expenses. In addition to the time and expense required for us to defend, indemnify or supply such support to our licensees, a licensee's development, marketing and sales of licensed image or audio products could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on our business operations, consolidated financial position, results of operations and cash flows.
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

We currently pay a quarterly dividend to $0.20 per share. We also have returned capital to shareholders through stock repurchases. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments. The payment of future cash dividends is subject to the final determination each quarter by our Board of Directors that the dividend remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, actual and forecasted cash flows, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by management and the Board of Directors. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2017, the total amount available for repurchase under the plan was $148.2 million.

The amount of repurchases under our stock repurchase program will vary. During 2014, we repurchased approximately 2,800,000 shares for an aggregate amount of $65.6 million. In 2015, we repurchased approximately 3,300,000 shares for an aggregate amount of $119.2 million. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. In the third quarter of 2017, we repurchased approximately 385,000 shares for an aggregate amount of $10.0 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. We made no repurchases during the first six months of 2017 and $10.0 million of repurchases during the third quarter of 2017. We may make additional share repurchases during the fourth quarter of 2017.
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
(c) Stock Repurchases

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (a)
(Shares in thousands)
2017
July	—	$—	—
August	385	25.95	385
September	—	—	—
Total	385	$25.95	385	$148.2 million

(a) Calculated as of September 30, 2017. In August 2007, our Board of Directors authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. All repurchases in the three months ended September 30, 2017 were made under this plan.

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
Dated: November 2, 2017

XPERI CORPORATION

By:	/s/ Jon Kirchner
Jon Kirchner Chief Executive Officer