Form 10-K
period 2017-12-31
Xperi Corp
filed 2018-02-23
CIK 1690666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 was $1,440,065,213 (based on the closing sale price of the registrant’s common stock as reported on The NASDAQ Global Select Market).
The number of shares outstanding of the registrant’s common stock as of February 2, 2018 was 49,292,756.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2017 fiscal year and are incorporated by reference in Part III.

XPERI CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, our plans for quarterly dividends and stock repurchases, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

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

PART I

Item 1. Business

Corporate Information

Our principal executive offices are located at 3025 Orchard Parkway, San Jose, California 95134 USA. Our telephone number is +1 (408) 321-6000. We maintain a corporate website at www.xperi.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website. Xperi, the Xperi logo, Tessera, the Tessera logo, DTS, the DTS logo, FotoNation, the FotoNation logo, Invensas, the Invensas logo, DigitalAperture, FacePower, FotoSavvy, FotoMagic, BVA, ZiBond, DBI, DTS‑HD, DTS Sound, DTS Studio Sound, DTS Headphone:X, DTS Play‑Fi, DTS:X and HD Radio are trademarks or registered trademarks of Xperi Corporation or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

In this Annual Report, the “Company,” “we,” “us” and “our” refer to Xperi Corporation ("Xperi"), which operates its business through its subsidiaries. Unless specified otherwise, the financial results in this Annual Report are those of the Company and its subsidiaries on a consolidated basis.

Overview

Xperi is a publicly-traded technology company with headquarters in Silicon Valley and operations around the world. Through its operating subsidiaries, Xperi creates, develops and licenses innovative audio, imaging, semiconductor packaging and interconnect technologies. We have approximately 700 employees and over 25 years of operating experience.

We completed the acquisition of DTS, Inc. ("DTS"), a publicly-traded developer of sound-based technologies, in December 2016. At the time of the acquisition, Tessera Technologies, Inc. and DTS were combined under the newly-formed Tessera Holding Corporation. During the first quarter of 2017, we introduced our new corporate name, Xperi Corporation, launched a new corporate logo, and began trading under a new ticker symbol XPER.

Our combined portfolio of products and technologies uniquely positions us to deliver innovative audio and imaging products and next-generation 3D semiconductor interconnect solutions for the home, automotive and mobile markets. Our products and technologies also enable new products in emerging markets such as Internet of Things (IoT) and Augmented Reality / Virtual Reality (AR/VR). Our team of more than 400 world-class engineers is focused on creating core technologies that power intelligent, immersive, and personalized experiences.

We license our innovative products, technologies and inventions to global electronics companies which, in turn, integrate the technologies into their own consumer electronics and semiconductor products. Our technologies and inventions are widely adopted and used every day by millions of people. Our audio technologies have shipped in billions of devices for the home, mobile and automotive markets. Our imaging technologies are embedded in more than 25% of current smartphones. Our semiconductor packaging and interconnect technologies have been licensed to more than 100 customers and have shipped in over 100 billion semiconductor chips.

As a result of the DTS acquisition, we began reporting our business in two operating segments. The Product Licensing segment is comprised of our Audio and Imaging businesses, which we license through the brands DTS, HD Radio and FotoNation. These licenses typically include the delivery of software and/or hardware-based solutions to our customers or to their suppliers. Product Licensing revenue is derived primarily from sales into the home, automotive and mobile markets.

The Semiconductor and IP Licensing segment includes our Tessera and Invensas subsidiaries, which license semiconductor packaging and interconnect technologies and associated intellectual property. Semiconductor and IP Licensing revenue is derived from technology and IP licenses to semiconductor companies, foundries and packaging companies. We have a long history of developing and monetizing next-generation technologies, including chip-scale packaging solutions and low-temperature wafer bonding solutions. Today, we are actively developing 3D semiconductor packaging, interconnect and bonding solutions for semiconductors that are used in products such as smartphones, as well as computers and servers used in datacenters. We also provide engineering services to our customers to assist them in their evaluation and adoption of our technologies.

Product Licensing Segment

Overview of Solutions

The Product Licensing segment is comprised of solutions from our audio, HD Radio and imaging businesses.

Audio Solutions: Our audio business is a premier audio technology solutions provider for high definition entertainment experiences. Our audio solutions are designed to enable recording, delivery and playback of immersive high definition audio and are incorporated by hundreds of licensee customers around the world into an array of consumer electronics devices for use anywhere, at home, in the car, or on the go. We provide products and services to motion picture studios, radio and TV broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS encoded audio within their content. This in turn allows consumers to experience immersive and compelling audio encoded in DTS at theaters, in the home and on-the-go. Devices that incorporate our audio codec technology include televisions (TVs), personal computers (PCs), smartphones, tablets, automotive entertainment systems, set top boxes (STBs), video game consoles, Blu-ray Disc players, audio/video receivers (AVRs), soundbars, wireless speakers and home theater systems. We also have post-processing audio solutions designed to enhance the entertainment experience for users of consumer electronics devices, particularly those subject to the physical limitations of smaller speakers, such as TVs, PCs and mobile devices. In addition, our PlayFi technology enables consumers to experience whole-home audio through wireless speakers.

Digital Radio Solutions: HD Radio is the only digital terrestrial broadcast system approved by the Federal Communications Commission (FCC) for AM/FM radio in the U.S., offering additional channels, crystal-clear sound and advanced data services with no subscription fees. HD Radio enables a high quality in-vehicle radio experience with innovative features and digital capabilities.

Imaging Solutions: FotoNation, a pioneer in computer vision and computational imaging solutions, provides many of the critical technologies that enable millions of consumers to take incredible pictures with their smartphones. These technologies underpin many of the features today’s digital users take for granted such as advanced portrait modes, face detection and tracking, and automatic effects such as face beautification. Our imaging solutions have thus become a critical technology for mobile device manufacturers and are key to enabling our driver monitoring and driver assist solutions in the car.

Innovative Technology

Within our audio product line we have a complete range of end‑to‑end solutions from content creation / mastering, through distribution and playback. We continue to expand our offerings through ongoing research and development, and strategic partnerships with content creators, chip makers, consumer electronics manufacturers, and others within the digital media ecosystem. Our innovative solution offerings are tailored specifically for each market.
Some of the audio technologies we license include:

•
DTS‑HD® Master Audio is our advanced surround sound decoder that utilizes variable bit‑rate technology to deliver ultimate audio quality while conserving file size and bandwidth, allowing for an uncompromised audio experience.

•
HD RadioTM technology enables AM/FM radio to move from analog to digital, creating significant benefits to all participants in the radio broadcasting ecosystem. In particular, radio listeners enjoy upgraded audio quality, expanded content choices and new digital services.

•	DTS Studio Sound™ is our premium audio processing offering that includes our latest sound processing features. Our customers can use this suite to create the ultimate in sound quality.

•
DTS Headphone:X® includes our integrated surround headphone technology and DTS‑HD surround sound decoder, coupled with user‑driven, headphone specific tuning and personalization features for an enhanced listening experience over headphones and earbuds.

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

The proliferation of connected devices that can support streaming and downloadable content has made our active participation within the digital ecosystem increasingly important, as the availability of DTS-encoded content helps drive consumer demand for electronics that support DTS technologies.

Our immersive audio solutions such as DTS HD and DTS:X empower content creators and are supported by all the major Hollywood studios, many cinema operators in the U.S. and Asia, and leading streaming service providers in the U.S., Europe and Asia. On the radio front, our HD Radio broadcast technology provides compelling advantages to consumers over traditional radio and is accordingly supported by more than 2,300 radio stations, including 98 of the top 100 stations in the top 10 U.S. radio markets.

Our imaging business licenses software solutions and technologies for mobile imaging and other markets. Some of the solutions we license include:

•
FacePower® empowers the camera to deliver perfect portraits, recognize its user subjects, and understand a scene by detecting and tracking faces, analyzing the face for smile, blink, age segmentation and other types of classifications based on face feature modeling for landmarks analysis. FacePower® also includes accurate eye tracking and gaze detection and tracking. Recent updates to FacePower include support for both person and object detection and tracking using convolutional neural networks and other advanced detection technologies.

•
FotoSavvy® embeds the most sophisticated professional photography techniques in a simple “click and wow!” user interface to enable intelligent, automatic photography and videos. FotoSavvy® technologies include smart color, smart light and smart beautification to enable the best selfie experience. Also included within FotoSavvy® is FotoMagic™, a collection of technologies such as High-Dynamic Range (HDR), local tone mapping, and automatic red-eye correction.

•
DigitalAperture™ enables capabilities similar to a digital single-lens reflex (D-SLR) camera experience in a mobile camera form factor, and addresses problems such as low light, limited aperture optics and slow speed auto-focus. The solution offers features such as electronic image and video stabilization, extended depth of field, depth sensing and zoom using single, dual or multi camera approaches.

•
BioMetrics - we offer best-in-class biometric-grade face recognition and iris-based authentication solutions in a small mobile camera form factor. Our robust solution works in unconstrained environments both indoors and outdoors, to enable secure and seamless mobile transactions, personalization and secure area access. The solution also supports strong liveliness detection for anti-spoofing, and significant speed advantages when compared to competing products.

•
AutoSuite is a product that builds on our face detection, tracking and recognition technologies to enable solutions for Driver Monitoring Systems (DMS) and Advanced Driver Assistance Systems (ADAS). These solutions are enabled by cameras placed inside vehicle cabins. Within AutoSuite, we have also enabled both face recognition and Iris Authentication for protection, personalization and enhanced user experience in automobiles.

•
IPU (Image Processing Unit) is our unique collection of IP Cores that enable ultra-low power, low memory size and low bandwidth consumption when using FotoNation and third party imaging solutions. IPU is multi-use, feature rich and programmable. These cores are ideal for enabling intelligence on the edge where power, form factor, privacy and security are key factors.

Product Delivery
Traditionally, our audio technology has resided on an integrated circuit (IC) chip. We license a defined and limited set of rights to incorporate our technology into these IC chips, and the IC manufacturers sell these DTS‑enabled chips to our consumer electronics products manufacturer licensees.
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
In our automotive business, we engage directly with leading global auto manufacturers as well as their Tier-1 suppliers to get our radio products designed and delivered into the car. We also work with radio broadcasters to support the adoption and implementation of our HD radio technology.

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

Customers

We have licensed our audio technologies and trademarks to substantially all of the major consumer electronics product manufacturers worldwide. These customers include Fujitsu Ten, Harman, Huawei, LG, Microsoft, Panasonic, Samsung and Sony, among others. Our HD Radio technology is incorporated into a number of our automotive partners’ products, including vehicles from Acura, Audi, BMW, Ford, GM, Honda, Hyundai, Tesla, and Toyota, among many others.

Our imaging technologies and products have been licensed to mobile phone and digital camera manufacturers worldwide. Some of these are Huawei, LG, Nikon, Oppo, Socionext, and ZTE.
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

Our imaging business was founded over 20 years ago with the idea of connecting digital imaging devices to other computing platforms and enhancing the imaging experience for consumers. Starting with imaging research and advanced algorithm development, FotoNation pioneered a hybrid hardware-software delivery mechanism that has enabled the industry's foremost low-power, high performance imaging capabilities on hand-held and edge devices. We have ongoing investment in world-class R&D supported by strong relationships with key OEMs and platform providers in consumer electronics.
Research and development and other related costs in our Product Licensing segment were approximately $75.8 million, $16.1 million and $9.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. These costs include FotoNation research and development costs for the three years, as well as DTS research and development costs since the acquisition date of December 1, 2016.
Intellectual Property Portfolio

As of December 31, 2017, our subsidiaries comprising the Product Licensing segment owned approximately 878 United States patents and patent applications, as well as approximately 1,469 foreign patents and patent applications. The last of the issued patents to expire is in 2036.

Strategy

Our product licensing business is focused on three markets: home, automotive and mobile devices.

Home Market Strategy

The Home market consists of TVs, Blu-ray stand-alone players, Audio/Video Receivers, sound bars, wireless speakers, game consoles and set-top-boxes.

Our business strategy in the home market is focused on the following key drivers:

•	Driving the proliferation of DTS encoded content among Hollywood studios and digital distribution partners

•	Investing in and broadening the OEM and IC footprints that support DTS technologies

•	DTS:X expansion from AVRs and sound bars to source devices - TVs and OTT/STB (Over-The-Top Streaming/Set-Top-Box)

•	Play-Fi embedded device and wireless speaker and sound bar penetration

•	Developing and bringing to market a strong pipeline of innovative technology solutions including AI applications related to voice and image sensors

Automotive Market Strategy

In the Automotive market we primarily serve automotive OEMs and tier one automotive suppliers who deliver in-dash head units containing HD Radio technology, as well as DVD players with DTS decoding and audio post-processing solutions, such as NEURAL:XTM.

Our business strategy in the Automotive market is focused on the following key drivers:

•	Proliferation of digital radio and auxiliary data services such as traffic, local weather and enhanced content

•	Globalization of advanced digital radio solutions, including Connected Radio

•
Developing and bringing to market integrated innovative safety solutions, such as ADAS (Advanced Driver Assistance Systems) and DMS (Driver Monitoring Systems) based on industry leading knowledge of computer vision and automotive connectivity technologies

Mobile Market Strategy

The Mobile market consists of smartphones, tablets, PCs and gaming headsets, as well as emerging opportunities such as Augmented Reality, Virtual Reality and Mixed Reality (AR/VR/MR).

Our business strategy in the Mobile market is focused on the following key drivers:

•	Long time industry leadership in computer vision technology focused on human subjects leading to development of integrated solutions for 2D & 3D image capture and enhancement

•	Integrated imaging solutions for biometrics and user authentication

•	Further enhancement of our imaging solutions with the application of artificial intelligence-based machine learning to our industry-leading data base of 20 million real life images

•	Premium content and DTS branded entertainment experience for applications such as movies, gaming, AR/VR/MR

Competition

Our audio business faces strong competition in the consumer electronics market. Our primary competitor is Dolby Laboratories, which develops and markets, among other things, high‑definition audio products and services. Dolby’s long‑standing market position, brand, business relationships, resources and inclusion in various industry standards provide it with a strong competitive position.
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
Our HD Radio solution faces competition from subscription based digital service providers such as Sirius/XM, Pandora, Gracenote, and other digital audio and data service providers.

Our image processing technologies broadly compete with other image processing software vendors such as ArcSoft, Inc. as well as internal engineering and design groups of mobile phone and digital camera manufacturers that seek to provide similar technologies by employing different approaches. Over time, we expect to see new competitors and other competing technologies emerge.

Semiconductor and IP Licensing Segment

The Semiconductor and IP Licensing Segment licenses semiconductor packaging and interconnect technologies and related IP. These technology and IP assets are licensed primarily through our two subsidiaries Tessera and Invensas. Tessera’s research and development led to significant innovations in semiconductor packaging technology.  We patented these innovations, often referred to as chip-scale packaging, which have been widely adopted in the electronics industry. The wave of adoption was initially led by Intel Corporation, and over time, many semiconductor companies and outsourced assembly and test companies adopted the technology and entered into license agreements with Tessera, Inc.

Invensas Corporation develops next generation semiconductor packaging and interconnect technologies for memory, mobile, computing and automotive applications. For these applications, Invensas innovates in three primary areas: (i) DRAM and flash memory, (ii) mobile semiconductor devices, and (iii) three-dimensional integrated circuit (3D-IC) assemblies. Invensas engineering teams develop and prototype these technologies in advanced assembly and test laboratories, as well as performing full product reliability testing and acceptance testing. By building collaborative partnerships with world-class manufacturing companies and high-volume equipment and materials suppliers, Invensas then licenses these technology solutions to original equipment manufacturers (OEMs), original design manufacturers (ODMs), integrated device manufacturers (IDMs), fabless device suppliers, foundries, outsourced assembly and test (OSATs) providers, and supports the technology transfer at customer-designated sites.

Within each of these three areas of innovation (memory, mobile, and 3D-IC), Invensas has created specific product solutions that address critical needs in the market.  For example, Invensas innovates in the 3D-IC space.  3D-IC, which includes Through-Silicon Vias, is widely expected to be the next major inflection in semiconductor packaging and is applicable to multiple markets, including networking, data storage, computing and mobility. In August of 2015, we augmented our 3D-IC portfolio with the acquisition of Ziptronix, Inc., a leading developer of emerging low temperature wafer bonding technologies, which are targeted at the image sensor, DRAM, MEMS, RF and 2.5D logic markets. Our ZiBond® technology is a low temperature homogenous (e.g. oxide-to-oxide) direct bonding solution that forms strong bonds between wafers or die with same or different coefficients of thermal expansion (CTE). ZiBond offers multiple benefits over conventional bonding techniques such as adhesives, anodic bonding, eutectic bonding and glass frit. Bonding is performed at room temperature, which enhances overall yield and reliability, by eliminating the negative effects associated with coefficient of expansion (CTE) mismatch, warpage and distortion. Higher throughput and lower cost-of-ownership are realized by using industry-standard wafer alignment and bonding equipment.  Our DBI® technology is a low temperature hybrid direct bonding solution that allows wafers or die to be bonded with exceptionally fine pitch 3D electrical interconnect. Like ZiBond, the DBI alignment and bonding process is performed at room temperature.  BDI leverages industry-standard wafer or die bonding equipment, enabling the high-throughput, low cost-of-ownership fabrication process required for high volume market applications. DBI can also minimize the need for Through Silicon Vias (TSVs) by allowing interconnection to occur at the bonding surface, thereby improving electrical performance. By incorporating dielectric bonding, DBI eliminates the need for under-fill while providing excellent thermal performance, reliability and hermeticity, if required.

Customers

Our semiconductor packaging and other technologies have been licensed to more than 100 companies. These customers include SK hynix, Micron and Broadcom, among others.

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

Research and development and other related costs for the Semiconductor and Intellectual Property segment were approximately $30.0 million, $28.6 million and $22.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Intellectual Property Portfolio
As of December 31, 2017, our subsidiaries comprising the Semiconductor and IP Licensing segment owned approximately 1,877 United States patents and patent applications, as well as approximately 1,331 foreign patents and patent applications. The last of the issued patents to expire is in 2036.

From time to time, we acquire complementary IP portfolios from other leading companies in the semiconductor industry. Our criteria for patent acquisitions include: the fit with our existing portfolios, the number and jurisdiction of patent assets, the technical and legal strength of the patents, the actual or likely adoption by industry, and the economic value of the inventions. See Part I, Item 1A- Risk Factors.

Strategy

We are focused on the development of advanced packaging and interconnect technologies to enable the next generation of mobile, consumer, and computing products. Leveraging our extensive design, simulation and prototyping capability, we partner with leaders across the semiconductor ecosystem to develop and commercialize our technologies. As an integral component of our commercialization effort, we transfer our technologies to customer-selected manufacturing sites, foundries and OSATs.

Although we are engaged with and have successfully licensed and transferred our technologies to many semiconductor companies, some of the companies that use our patented technologies have nonetheless chosen not to enter a license agreement with us. Consequently, we have initiated litigation to enforce our IP rights. We view litigation as an instrument of last resort and we use it only when our efforts to reach negotiated licenses have stalled or failed. If we are unable to secure license agreements on favorable terms through negotiations, or if licensees do not comply with the terms of their licenses, we might have to file new litigation to enforce our rights. See Part 1, Item 3-Legal Proceedings.

Competition

We compete primarily with internal technology development groups at semiconductor manufacturers, assemblers, and electronic component and system manufacturers, who may create their own solutions that compete with technologies that we license. In general, there may be several ways to solve a particular technical problem and there can be no assurance that our inventions and approaches will be the ones generally adopted by the industry. We also compete with other firms in acquiring patent assets. The most significant impediment to our semiconductor and IP licensing business is the tendency for many companies to use our inventions and intellectual property without first obtaining a license from us.

Customer Concentration

Nearly all of our revenue is denominated in U.S. dollars. The following table sets forth revenue generated from customers comprising 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Micron Technology, Inc.	11%	17%	15%
Amkor Technologies, Inc.	10%	15%	14%
Samsung Electronics, Co. Ltd.	*	25%	19%
SK hynix Inc.	*	12%	13%
*denotes less than 10% of total revenue.

A significant portion of our revenue is derived from customers headquartered outside of the U.S., principally in Asia, and we expect this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic regions of the headquarters of our customers (in thousands) and the percentage of revenue derived from each region for the periods indicated:

	Years Ended December 31,
	2017		2016		2015
U.S.	$164,846	44%	$99,594	38%	$98,428	36%
Korea	50,155	13	95,170	37	87,527	32
Taiwan	33,861	9	34,763	13	57,049	21
Japan	81,688	22	6,866	3	9,409	3
Other	43,182	12	23,172	9	20,887	8
	$373,732	100%	$259,565	100%	$273,300	100%

See Note 16 - “Segment and Geographic Information” in the Notes to Consolidated Financial Statements for additional geographic information about our revenue and long-lived assets.

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

Our revenue has been concentrated and we anticipate that our billings will continue to be concentrated in a limited number of customers. If we lose any of these customers, or these customers do not pay us, our revenue and billings could decrease substantially.
We have earned a significant amount of our revenue from a limited number of customers. For the year ended December 31, 2017, there were two customers that each accounted for 10% or more of total revenue. We expect that a significant portion of our billings and revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our billings and revenue could decrease substantially. For example, in February 2017 we announced that we were seeking to relicense Samsung Electronics whose patent license had expired at the end of 2016. In addition, a significant portion of our recurring billings is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. If we are unable to replace the billings from an expiring license or at the end of structured payment terms of a settlement agreement with similar billings from other customers, our royalties could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
From time to time we enter into license agreements that have fixed expiration dates and if, upon expiration or termination, we are unable to renew or replace such license agreements on terms favorable to us, our results of operations could be harmed.
From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements we need to renew or replace these agreements in order to maintain our royalty base. If we are unable to replace the royalties from an expiring license, either through a renewal or with similar royalties from other customers, our results of operations could be adversely impacted as compared to periods prior to such expiration.
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
We derive a significant portion of our billings from patent licenses and royalties, including structured settlement payments. The success of our patent licensing business depends on our ability to continue to develop and acquire high quality patents. We devote significant resources to developing new technologies and to sourcing and acquiring patents to address the evolving needs of the semiconductor and the consumer and communication electronics industries, and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patents is intense and there is no assurance that we can continue to acquire such patents on favorable terms. We may not be able to develop and market new or improved technologies, or to develop or acquire high quality patents, in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times through 2036. We need to develop or acquire successful innovations and obtain royalty-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.
Our use of cash and substantial long-term borrowing to finance the DTS acquisition could limit future opportunities for our business, and could materially adversely affect our financial condition if we are unable to pay principal or interest on, or to refinance, such indebtedness.
The DTS acquisition was financed with existing cash balances and a $600 million secured term loan. The combination of reduced cash balances and the incurrence of substantial long-term debt could limit our ability to make future acquisitions, investments and capital expenditures that may be necessary or desirable for the operation or expansion of our business.  Moreover, our ability to service the principal and interest payments on such indebtedness will depend on our continuing ability to generate requisite cash flow from our existing and acquired business operations.  The terms of the indebtedness, as refinanced in January 2018, include covenants that may limit our operating flexibility and create a risk of default if we are unable to meet financial ratios and other covenant requirements.  While we made a voluntary prepayment of $100 million of principal on the indebtedness in January 2018 in connection with the refinancing of the debt, we may be unable to generate sufficient cash flow to make principal and interest payments in future periods, and in any event we may be required to refinance the remaining indebtedness upon its maturity in 2023.  We may be unable to refinance such indebtedness on favorable terms or at all.  For example, a downgrade in our credit rating could make any such refinancing more difficult to secure on favorable terms. A default under, or inability to refinance, our indebtedness could substantially adversely affect our continuing financial viability, and could lead to insolvency, bankruptcy, and the reduction or elimination of stockholders’ equity.
Our variable rate indebtedness may expose us to interest rate risk, which could cause our debt costs to increase significantly.

As of December 31, 2017, we had $594.0 million of outstanding indebtedness that was subject to floating interest rates. In January 2018 we refinanced the indebtedness, resulting in a lower interest rate, and we made a voluntary prepayment of $100 million of principal in connection with the refinancing. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At December 31 2017, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $6.0 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future.
We are currently involved in litigation and administrative proceedings involving some of our patents and may be involved in other such actions in the future; any adverse decisions, findings of non-infringement, or invalidation or limitation of the scope of our patents could significantly harm our business.
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
We cannot predict the outcome of any of these proceedings or the myriad procedural and substantive motions in these proceedings. If there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our patents, or if a court or an administrative body such as the PTO limits the scope of the claims of any of our patents or concludes that they are unpatentable, we could be prevented from enforcing or earning future royalties from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations and cash flows, as well as the trading price of our common stock.
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
The timing of billings under our license and settlement agreements may cause fluctuations in our quarterly or annual results of operations.
From time to time we enter into license and settlement agreements that include pricing or payment terms that result in quarter-to-quarter or year-over-year fluctuations in our revenue, billings and cash flows. The effect of these terms may also cause our aggregate annual royalty revenue or billings to grow less rapidly than annual growth in overall unit shipments in the applicable end market. Additionally, our customers may fail to pay, delay payment of or underpay what they owe to us under our license and settlement agreements, which may in turn require us to enforce our contractual rights through litigation, resulting in payment amounts and timing different than expected based on the terms of our license and settlement agreements. This also may cause our revenue, billings and cash flows to fluctuate on a quarter-to-quarter or year-over-year basis.

We expect to continue to be involved in material legal proceedings to enforce or protect our intellectual property and contract rights, including material litigation with existing licensees or strategic partners, that could harm our business.
From time to time, our efforts to obtain a reasonable royalty through our sales efforts do not result in the prospective customer agreeing to license our patents or our technology. In certain cases, we become involved in litigation to enforce our intellectual property rights, enforce the terms of our license agreements, determine the validity and scope of the proprietary rights of others, and defend against claims of infringement or invalidity. For example, on September 28, 2017, we filed legal proceedings against Samsung Electronics and certain of its affiliates, alleging infringement of certain of our patents. Our current legal actions, as described in Part II, Item 1 - Legal Proceedings, are examples of disputes and litigation that impact our business. If we are not able to reach agreement with customers or potential customers we may be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.
Existing and any future legal actions may harm our business. For example, legal actions could cause an existing customer or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such customer or strategic partner and, as a result, prevent the adoption of our technologies and intellectual property by such customer or strategic partner. Litigation could also severely disrupt or shut down the business operations of our customers or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalties. Moreover, the timing and results of any of our legal proceedings are not predictable and may vary in any individual proceeding. Further, our product licensing business could be subject to great risk of claims of infringement of third-party intellectual property rights as a result of our IP licensing business. The risks of third-party infringement claims could be heightened by our need to engage in enforcement activities with respect to our existing patents, as our existing or potential licensees may seek to assert infringement claims against our DTS or other product businesses in response to our enforcement activities relating to our existing patents. For example Broadcom had filed patent litigation against our Play-Fi business which we believe was in response to our patent litigation filed against them. Competitors of our product licensing business would not be subject to such heightened risk of third-party claims, and such claims could adversely affect our product licensing business as well as impair our enforcement ability and licensing royalties.
The cost of litigation is typically very high and can be difficult to predict, and such high costs and unpredictability may negatively impact our financial results.
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
In addition, from time to time our customers with existing license agreements dispute their obligations under such agreements, or we may dispute their reporting of royalties due under such agreements. In the past, customers have threatened to initiate litigation against us regarding our licensing royalty rate practices including our adherence to licensing on fair, reasonable, and non-discriminatory terms and potential antitrust claims.
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
Our business relies in part on the uniform and historically consistent application of U.S. patent laws, rules, and regulations. There have been numerous recent administrative, legislative, and judicial changes and proposed changes to patent laws and rules that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, there have been and may be bills introduced in the U.S. Congress relating to patent law that could adversely impact our business depending on the scope of any bills that may ultimately be enacted into law. As another example, the U.S. Supreme Court and lower courts have in recent years issued decisions that are not favorable to patent owners. Some of these changes or potential changes may not be advantageous for us and may make it more difficult to obtain adequate patent protection, or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement of our patent rights and could have a negative effect on our ability to license our patents and, therefore, on the royalties we can collect.
Some of our license agreements may convert to fully paid-up licenses at the expiration of their terms, or upon certain milestones, and we may not receive royalties after that time.
From time to time we enter into license agreements that automatically convert to fully paid-up licenses upon expiration or upon reaching certain milestones. We may not receive further royalties from customers for any licensed technology under those agreements if they convert to fully paid-up licenses because such customers will be entitled to continue using some, if not all, of the relevant intellectual property or technology under the terms of the license agreements without further payment, even if relevant patents or technologies are still in effect. If we cannot find another source of royalties to replace the royalties from these license agreements converting to fully paid-up licenses, our results of operations following such conversion would be materially adversely affected.
A significant amount of our royalty revenue and billings comes from a few end markets and products, and our business could be harmed if demand for these market segments or products declines.
A significant portion of our royalties comes from the manufacture and sale of packaged semiconductor chips for DRAM, application-specific standard product semiconductors, application-specific integrated circuits, and memory. In addition, we derive substantial royalties from the incorporation of our technology into mobile devices, consumer products and computer hardware. If demand for semiconductors in any one or a combination of these market segments or products declines, our royalties may be reduced significantly and our business would be harmed.
The long-term success of our business is dependent on a royalty-based business model, which is inherently risky.
The long-term success of our business is dependent on future royalties paid to us by customers. Royalty payments under our licenses may be based, among other things, upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology, a percent of net sales, a rate per package, a per unit sold basis or a fixed quarterly amount. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our customers’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•
the rate of adoption and incorporation of our technology by semiconductor manufacturers, assemblers, manufacturers of consumer and communication electronics, and the automotive and surveillance industry;

•	the willingness and ability of materials and equipment suppliers to produce materials and equipment that support our licensed technology, in a quantity sufficient to enable volume manufacturing;

•	the ability of our customers to purchase such materials and equipment on a cost-effective and timely basis;

•	the length of the design cycle and the ability of us and our customers to successfully integrate certain of our imaging technologies into their integrated circuits;

•	the demand for products incorporating semiconductors that use our licensed technology;

•	the cyclicality of supply and demand for products using our licensed technology;

•	the impact of economic downturns; and

•	the impact of poor financial performance of our customers.
It is difficult for us to verify royalty amounts owed to us under our licensing agreements, and this may cause us to lose revenue and billings.
The terms of our license agreements often require our customers to document their use of our technology and report related data to us on a quarterly basis. Although our license terms generally give us the right to audit books and records of our customers to verify this information, audits can be expensive, time consuming, and may not be cost justified based on our understanding of our customers’ businesses, especially given the international nature of our customers. Our license compliance program audits certain customers to review the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty to which we are entitled under the terms of our license agreements, but we cannot give assurances that such audits will be effective to that end.
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

We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our growth.
We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including audio, imaging, and advanced semiconductor packaging, bonding, and interconnect technologies. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue or billings from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.
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
Furthermore, the decision by a party dominant in the entertainment value chain to provide audio technology at very low or no cost could cause our customers and other manufacturers not to utilize our audio technologies or services in the future. Our customers may choose to use technologies that their own in-house audio engineering teams have developed, or in which they have an interest. Accordingly, our revenue or billings could decline if our customers choose not to incorporate our audio technologies in their products, or if they sell fewer products incorporating our audio technologies.

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
For our embedded image processing technologies such as Face Detection and our other products, our offerings compete with other image processing software vendors such as ArcSoft, Inc. as well as internal design groups of mobile phone and digital camera manufacturers providing similar technologies by employing different approaches.
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
We attempt to expand our licensable technology portfolio and technical expertise by further developing and acquiring new technologies or developing strategic relationships with others. These strategic relationships may include the right for us to sublicense technology and intellectual property to others. However, we may not be able to acquire or obtain rights to licensable technology and intellectual property in a timely manner or upon commercially reasonable terms. Even if we do acquire such rights, some of the technologies we invest in may be commercially unproven and may not be adopted or accepted by the industry. Moreover, our research and development efforts, and acquisitions and strategic relationships, may be futile if we do not accurately predict the future needs of the semiconductor, consumer and communication electronics, and consumer imaging and audio processing industries. Our failure to acquire new technologies that are commercially viable in the semiconductor, consumer and communication electronics, and consumer imaging and audio processing industries could significantly harm our business, financial position, results of operations and cash flows.
The way we integrate internally developed and acquired technologies into our products and licensing programs may not be accepted by customers.
We have devoted, and expect to continue to devote, considerable time and resources to developing, acquiring and integrating new and existing technologies into our products and licensing programs. However, if customers do not accept the way we have integrated our technologies, they may adopt competing solutions. In addition, as we introduce new products or licensing programs, we cannot predict with certainty if and when our customers will transition to those new products or licensing programs. Moreover, with respect to certain of our imaging technologies, even after we have signed a license agreement with a customer, we will often not see significant royalties from that customer until after such technologies have been successfully designed into the customer's integrated circuits, which can take 18 months or longer. If customers fail to accept new or upgraded products or licensing programs incorporating our technologies, our financial position, results of operations and cash flows could be adversely impacted.
If we fail to protect and enforce our intellectual property rights, contract rights, and our confidential information, our business will suffer.
We rely primarily on a combination of license, development and nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright laws, to protect our technology and intellectual property. If we fail to protect our technology, intellectual property, or contract rights, our customers and others may seek to use our technology and intellectual property without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on our ability to secure intellectual property rights in a timely manner, our ability to convince third parties of the applicability of our intellectual property rights to their products, and our ability to enforce our intellectual property rights.
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
We generally incur significant marketing, legal and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship, and/or for our customers to incorporate certain imaging technologies in their integrated circuits, can be 18 months or longer. As such, we may incur significant expenses in any particular period before any associated royalty or cash flow stream begins.
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
A number of companies in the semiconductor and consumer electronics industries face severe financial difficulties from time to time. As a result, there have been bankruptcies and restructuring of companies in these industries. As an example, in our quarter ended September 30, 2017 we recorded a bad debt charge for $1.6 million relating to past due receivables from two LeEco affiliates, based on our significant doubts about full collection due to substantial financial stress and negative payment history that these affiliates exhibited recently. Other customers may face similar financial difficulties which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license or settlement agreements. Our customers may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult, which could adversely impact our business, financial condition, results of operations and cash flows.
Failure by the semiconductor industry to adopt our technology for the next generation high performance chips used in consumer electronics would significantly harm our business.
To date, our technology has been used by several companies in high performance semiconductor chips, including DRAM. For example, packaging using our technology is used for DDR3 and DDR4 DRAM and we currently have customers who are paying royalties for DRAM chips in advanced packages.
We anticipate that royalties from shipments of next-generation semiconductor chips using our technology may account for a significant percentage of our future royalties. If semiconductor manufacturers do not continue to use our technology for the next-generation chips and find viable alternative technologies for use with next-generation chips, or if we do not receive royalties from the next-generation chips that use our technology, our future financial performance and cash flows could be adversely affected.
Our technology may be too expensive for certain next-generation semiconductor manufacturers, which could significantly reduce the adoption rate of our technology in next-generation chips. Even if our technology is selected for at least some of these next-generation chips, there could be delays in the introduction of products utilizing these chips that could materially affect the amount and timing of any royalty payments that we receive. Other factors that could affect adoption of our technology for next-generation semiconductor products include delays or shortages of materials and equipment and the availability of testing services.
Similarly, our audio licensing royalties from consumer electronics product manufacturers depends, in large part, upon the availability of ICs that implement our technologies. IC manufacturers incorporate our audio technologies into these ICs, which are then incorporated into consumer electronics products. We do not manufacture these ICs, but rather depend upon IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers' decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. If these IC manufacturers are unable or unwilling to implement our technologies into their ICs, production is delayed, or if they sell fewer ICs incorporating our technologies, our operating results and cash flows could be adversely affected.

The investment of our cash, cash equivalents and investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At December 31, 2017, we held approximately $138.3 million in cash and cash equivalents and $62.4 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
Our intellectual property business operates in a highly cyclical industry, which is subject to significant downturns.

The semiconductor industry in which our intellectual property business primarily operates has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, declining economic conditions, maturing product and technology cycles, and excess inventories. This cyclicality could cause our operating results to decline from one period to the next. Our business depends, in part, upon the volume of production by our customers, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Semiconductor manufacturers and package assembly companies generally sharply curtail their spending during industry downturns, and historically have lowered their spending more than the decline in their revenue. As a result, our financial results have been, and will continue to be, impacted by the cyclicality of the electronics industry. If we are unable to control our expenses adequately in response to lower royalties from our customers in such downturns, our results of operations and cash flows will be materially and adversely impacted.

If we are unable to maintain a sufficient amount of content released in the DTS audio format, demand for the technologies, products, and services that we offer to consumer electronics product manufacturers may significantly decline, which would adversely impact our business and prospects.

We expect to derive a significant percentage of our billings from the technologies, products, and services that we offer to manufacturers of consumer electronics products. We believe that demand for our audio technologies in growing markets for multi-channel and/or high resolution audio, including TVs, tablets, mobile phones, video game consoles, automobiles, and soundbars, will be based on the amount, quality, and popularity of content (such as movies, TV shows, music, and games) either released in the DTS audio format or capable of being coded and played in the DTS format. In particular, our ability to penetrate the growing markets in the network-connected space depends on the presence of streaming and downloadable content released in the DTS audio format. We generally do not have contracts that require providers of streaming and downloadable content to develop and release such content in a DTS audio format. Accordingly, our billings could decline if these providers elect not to incorporate DTS audio into their content or if they sell less content that incorporates DTS audio.

In addition, we may not be successful in maintaining existing relationships or developing new relationships with other existing or new content providers. As a result, we cannot assure you that a sufficient amount of content will be released in a DTS audio format to ensure that manufacturers continue offering DTS decoders in the consumer electronics products that they sell.

Demand for our HD Radio technology may be insufficient to sustain projected growth.

Demand for and adoption of HD Radio technology may not be sufficient for us to continue to increase the number of customers of our HD Radio system, which include IC manufacturers, manufacturers of broadcast transmission equipment, consumer electronics products manufacturers, component manufacturers, data service providers, manufacturers of specialized and test equipment and radio broadcasters.
Among other things, continuing and increased consumer acceptance of HD Radio technology will depend upon:

•	the number of radio stations broadcasting digitally using HD Radio technology;

•	the willingness of automobile manufacturers to include HD Radio receivers in their vehicles;

•	the willingness of manufacturers to incorporate HD Radio technology into their products;

•	the cost and availability of HD Radio enabled products; and

•	the marketing and pricing strategies that we employ and that are employed by our customers and retailers.

If demand for HD Radio technology does not continue to increase as expected, we may not be able to increase our DTS royalties as projected.
Our HD Radio technology may not remain competitive if we do not respond to changes in technology, standards and services that affect the radio broadcasting industry.

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
If we are unable to further penetrate the streaming and downloadable content delivery markets and adapt our technologies for those markets, our royalties and ability to grow our audio business could be adversely impacted.

Video and audio content has historically been purchased and consumed primarily via optical disc-based media. However, the growth of the internet and network-connected device usage, along with the rapid advancement of online and mobile content delivery has resulted in download and streaming services becoming mainstream with consumers in various parts of the world. We expect the shift away from optical disc-based media to streaming and downloadable content consumption to continue. If we fail to continue to penetrate the streaming and downloadable content delivery market, our audio business could suffer.

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
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and subject to interpretation. Changes to taxation rules, changes to financial accounting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way in which we conduct business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 2 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and since May 2014 the FASB has issued amendments to this new guidance, which collectively provides guidance for revenue recognition. ASU 2014-09 became effective for us beginning January 1, 2018 and we will adopt the new standard under the modified retrospective approach. Under the new standard, the historical practice of many licensing companies of reporting revenue from per-unit royalty-based agreements one quarter in arrears is no longer accepted and instead companies are now expected to estimate royalty-based revenue. This guidance will significantly impact our revenue recognition. First, we will no longer be allowed to follow our past practice of recording per unit license revenue on a quarter lag basis, a practice precipitated by the lack of reliable estimates for such revenue. Second, we are now required to record all or a significant majority of revenue under our fixed fee and minimum guarantee license agreements when such agreements are entered into rather than recording them over time as is our typical practice today and which generally is more closely aligned with the billing cycle and cash flows from such agreements. While the changes in revenue recognition do not impact our cash flows, the impact on our Statement of Operations under the new accounting standard may impact how investors perceive our business which could materially impact the value of our common stock.
On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on us include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for global intangible low-taxed income (“GILTI”), deduction for foreign-derived intangible income (“FDII”), repeal of corporate alternative minimum tax, limitation of various business deductions, modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision, and limitation on the deductibility of executive compensation. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017.
We continue to analyze additional information and new guidance issued by relevant authorities related to the Tax Act which could impact the determination of the net deferred taxes subject to the remeasurement and the related impact to the assessment of valuation allowance. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ materially from the recorded amounts.
Our rate of taxation in foreign jurisdictions has historically been lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries organized in Ireland and the United Kingdom, and, as such, our effective tax rate can be impacted by the composition of our earnings in the U.S. and foreign jurisdictions. The Organization for Economic Cooperation and Development issued guidelines and proposals during October 2015 that may change how our tax obligations are determined in many of the countries in which we do business. These potential changes could also adversely affect our effective tax rate.
Our future effective tax rate may be affected by such factors as changes in tax laws, changing interpretation and new guidance related to the Tax Act, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in the composition of global earnings, the expiration of statute of limitations, settlements of audits, changes in our international organization and changes in overall levels of income before tax.
We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, and the recording and release of such allowances may have a material impact on our results of operations and cause fluctuations in our stock price.
The need for a valuation allowance requires an assessment of both positive and negative evidence on a jurisdiction-by-jurisdiction basis when determining whether it is more likely than not that deferred tax assets are recoverable. In making such assessment, significant weight is given to evidence that can be objectively verified. In the future, new facts and circumstances and new guidance related to the Tax Act may require us to re-evaluate our valuation allowance positions which could potentially affect our effective tax rate.

We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Both the establishment of a valuation allowance and the reversal of a previously recorded valuation allowance may have a material impact on our financial results, which may lead to fluctuation in the value of our stock.
The international nature of our business exposes us to financial and regulatory risks that may have a negative impact on our consolidated financial position, results of operations and cash flows, and we may have difficulty protecting our intellectual property in some foreign countries.
We derive a significant portion of our royalties from licensees headquartered outside of the U.S. We also have operations outside of the U.S., including our research and development facilities in Ireland, Romania and the United Kingdom, to design, develop, test or market certain technologies. International operations are subject to a number of risks, including but not limited to the following:

•	changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment;

•	regulatory requirements and prohibitions that differ between jurisdictions;

•	laws and business practices favoring local companies;

•
withholding tax obligations on license royalties that we may not be able to offset fully against our U.S. tax obligations, including the further risk that foreign tax authorities may re-characterize license fees or increase tax rates, which could result in increased tax withholdings and penalties;

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

•	recruit, hire, and train additional personnel;

•	implement and improve our operational and financial systems, procedures, and controls;

•	maintain our cost structure at an appropriate level based on the royalties, billings and cash we forecast and generate;

•	manage multiple concurrent development projects; and

•	manage operations in multiple time zones with different cultures and languages.
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
While we generally do not defend or indemnify our customers, some of our license agreements in our imaging and audio businesses provide limited defense and indemnities for certain actions brought by third parties against our customers, and some require us to provide technical support and information to a customer that is involved in litigation for using our technology. Our defense, indemnity and support obligations could result in substantial expenses. In addition to the time and expense required for us to defend, indemnify or supply such support to our customers, a customer’s development, marketing and sales of licensed image or audio products could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on our business operations, consolidated financial position, results of operations and cash flows.
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
Despite system redundancy and the implementation of security measures within our internal and external information technology and networking systems, our information technology systems may be subject to security breaches, unauthorized access (malicious or accidental), misuse of information by authorized users, data leaks or unintentional exposure of information, failed process, loss of data, damages from computer viruses or malware, natural disasters, terrorism, telecommunication failures or disruption of service. Any system failure or security breach could cause interruptions in our operations in addition to the possibility of losing proprietary information and trade secrets. To the extent that any disruption or security breach results in inappropriate disclosure of our confidential information, we may incur liability or additional costs to remedy the damages caused by these disruptions or security breaches.
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
Our international corporate structure and intercompany arrangements, including the manner in which we market, develop, use and license our intellectual property, fund our operations and structure transactions with our international subsidiaries, may result in the increase or reduction of our worldwide effective tax rate. Such international corporate structure and intercompany arrangements are subject to examination by the tax authorities of the jurisdictions in which we operate, including the United States. The application of the tax laws of these jurisdictions to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Moreover, such tax laws are subject to change. Tax authorities may disagree with our intercompany transfer pricing arrangements, including our transfer of intangibles, or determine that the manner in which we operate our business does not achieve the intended tax consequences. Additionally, current and future changes in the tax laws or interpretations (such as the enactment of the Tax Act to reform U.S. taxation of international business activities) may have an adverse effect on our international corporate structure and operations. The result of an adverse determination of any of the above items could increase our worldwide effective tax rate and harm our financial position and results of operations.
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
We have made a number of acquisitions of businesses, technologies and patents in recent years. These acquisitions are subject to a number of risks, including but not limited to the following:

•
these acquisitions could fail to produce anticipated benefits or could have other adverse effects that we currently do not foresee. As a result, these acquisitions could result in a reduction of net income per share as compared to the net income per share we would have achieved if these acquisitions had not occurred. We may also be required to recognize impairment charges of acquired assets or goodwill, and if we decide to restructure acquired businesses, we may incur other restructuring charges;

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

•
there may be a significant time lag between acquiring patent assets and recognizing royalties from those patent assets. During that time lag, material costs are likely to be incurred in preparing licensing or litigation efforts and amortization of acquired patent assets that would have a negative effect on our results of operations, cash flows and financial position;

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
Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. If standards are re-examined or a new standard is developed in which we are not included, our growth in that area of our business could be significantly lower than expected.
As new technologies and entertainment media emerge, new standards relating to these technologies or media may develop. New standards may also emerge in existing markets that are currently characterized by competing formats, such as the market for PCs. We may not be successful in our efforts to include our technology in any such standards.
Changes in or failure to comply with FCC requirements could adversely impact our HD Radio revenue and royalties.
In October 2002, the Federal Communications Commission, or the FCC, selected our “In-Band, On-Channel" (“IBOC”) technology, also known as “HD Radio technology,” as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. In the United States, the FCC regulates the broadcast radio industry, interprets laws enacted by Congress and establishes and enforces regulations governing radio broadcasting. It is unclear what rules and regulations the FCC may adopt regarding digital audio broadcasting and what effect, if any, such rules and regulations will have on our Product Licensing Segment, the operations of stations using our HD Radio technology or consumer electronics manufacturers. Any additional rules and regulations imposed on digital audio broadcasting could adversely impact the attractiveness of HD Radio technology and negatively impact our business. Also, non-compliance by us, or by radio stations offering HD Radio broadcasts, with any FCC requirements or conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

Our licensing of industry standard technologies can be subject to limitations that could adversely affect our business and prospects.

When a standards-setting body adopts our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable and non-discriminatory basis, which we believe means that we treat similarly situated customers similarly. In these situations, we may be required to limit the royalty rates we charge for these technologies, which could adversely affect our business. Furthermore, we may have limited control over whom we license such technologies to and may be unable to restrict many terms of the license. From time to time, we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could harm our reputation and otherwise materially and adversely affect our business, operating results and prospects.

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

•
changes in generally accepted accounting principles including new accounting standards which may materially affect our revenue recognition and the comparability between revenue recognition and cash flow from customer royalties; and

•	cyclical fluctuations in semiconductor markets generally.
Due to fluctuations in our operating results, reports from market and security analysts, litigation-related developments, and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. In future periods, if our revenue, royalties, billings, cash flows or operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.
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

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of December 31, 2017, the total amount available for repurchase under the plan was $142.8 million.

The amount of repurchases under our stock repurchase program will vary. In 2015, we repurchased approximately 3,300,000 shares for an aggregate amount of $119.2 million. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. In 2017, we repurchased approximately 654,000 shares for an aggregate amount of $15.3 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. The terms of our current or future debt agreements could limit our ability to repurchase shares. We made no repurchases during the first six months of 2017 and repurchases during the second half of 2017 well below our repurchases in prior years.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal corporate headquarters, which houses administrative, sales, marketing and research and development facilities, are located in San Jose, California, and are held under an operating lease. We own real property, including an approximately 89,000 square foot building, in Calabasas, California, which houses additional administrative, sales, marketing, research and development facilities. We lease smaller facilities in other locations including the United States, Republic of Ireland, Romania, Hong Kong, China, the United Kingdom, Japan, South Korea, Taiwan, Singapore and Mexico. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space, to the extent needed, will be available in the future on commercially reasonable terms.
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
On April 4, 2017, Tessera, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The parties completed briefing on November 2, 2017. A hearing for oral argument has not yet been scheduled.

Broadcom Proceedings

Certain Semiconductor Devices, Semiconductor Device Packages, and Products Containing Same, Inv. No. 337-TA-1010 (U.S. International Trade Commission, Washington, D.C.)
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., and Invensas Corporation (collectively, “Complainants”) filed a complaint at the U.S. International Trade Commission (“the Commission”), requesting that the Commission institute an investigation against Respondents Broadcom Limited, Broadcom Corporation, Avago Technologies Limited, Avago Technologies U.S. Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS Solutions, Inc., Pace Americas, LLC, Pace USA LLC, Pace Ltd., ASUSTeK Computer Inc., ASUS Computer International, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Arista Networks, Inc. Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, Technicolor S.A.,

Technicolor USA, Inc., and Technicolor Connected Home USA LLC (collectively, “Respondents”). The complaint alleged that the Respondents infringe U.S. Patent Nos. 6,849,946, 6,133,136, and 6,856,007. The complaint requested that the Commission issue a permanent limited exclusion order excluding the Respondents’ infringing products from entry into the United States , and issue a permanent cease and desist order prohibiting the Respondents from, among other things, importing, selling, or distributing the infringing products.

Based on the complaint, the Commission instituted Investigation No. 337-TA-1010 on June 20, 2016. On February 27, 2017, the Administrative Law Judge (“ALJ”) granted a motion for summary determination of no violation by respondents Avago Technologies Ltd. and Avago Technologies, U.S. Inc. on the basis that the Complainants did not accuse them of any violations. The Complainants elected not to seek review of this order. All other Respondents remained parties in the Investigation. On March 15, 2017, the ALJ granted-in-part and denied-in-part the Respondents’ motion for summary determination of non-infringement of U.S. Patent No. 6,856,007. The patent remained in the investigation in certain respects, and the Complainants elected not to seek review of this order.

The evidentiary hearing took place from March 27 to March 31, 2017. The ALJ issued her final initial determination on June 30, 2017. The ALJ determined that Broadcom and the other Respondents violated section 337 of the Tariff Act. The ALJ determined that the asserted claims of U.S. Patent No. 6,849,946 are infringed by Broadcom semiconductor devices and products that contain an infringing Broadcom chip. The ALJ also determined that the asserted claims of U.S. Patent No. 6,849,946 were not shown to be invalid and that a domestic industry exists. With regard to U.S. Patent No. 6,133,136, the ALJ determined that the asserted claims are infringed and were not shown to be invalid, but also determined that a domestic industry did not exist. For U.S. Patent No. 6,856,007, the ALJ determined that one of the asserted claims is infringed, but that the other two claims are not infringed, all three asserted claims are invalid, and a domestic industry did not exist. The parties filed petitions for review by the full Commission.

On September 29, 2017, the Commission issued its notice that it would review in part the ALJ’s final initial determination. For the ’946 and ’136 patents, the Commission determined to review all issues with the exception of the findings concerning the level of skill in the art, and requested supplemental briefing on specific questions relating to the ’946 and ’136 patents. For the ’007 patent, the Commission determined to review, and on review, to take no position on, the findings related to infringement of claim 18 and the economic prong of the domestic industry requirement. The Commission determined not the review the remainder of the initial determination relating to the ’007 patent.

In December 2017, the parties reached a settlement and filed a joint motion to terminate the Investigation. On December 19, 2017, the Commission entered a determination terminating the Investigation. This matter is now concluded.

Tessera, Inc., et al. v. Broadcom Corp., Case No. DED-1-16-cv-00379 (D. Del.)
On May 23, 2016, Tessera, Inc. and Invensas Corporation filed a complaint against Broadcom Corporation (“Broadcom”) in the U.S. District Court for the District of Delaware. The complaint alleged that Broadcom infringes U.S. Patent Nos. 6,133,136, 6,849,946, and 6,856,007 and requested, among other things, that Broadcom be ordered to pay compensatory damages in an amount no less than a reasonable royalty. On September 9, 2016, the Court granted Broadcom’s unopposed motion to stay the action in light of the pending proceeding in the U.S. International Trade Commission involving the same patents.
In December 2017, the parties reached a settlement and filed a Stipulation of Dismissal with Prejudice. The Court entered an order dismissing the action on December 20, 2017. This matter is now concluded.
Tessera, Inc., et al. v. Broadcom Corp., Case No. DED-1-16-cv-00380 (D. Del.)
On May 23, 2016, Tessera, Inc. and Tessera Advanced Technologies, Inc. (collectively, “Tessera”) filed a complaint against Broadcom Corporation (“Broadcom”) in the U.S. District Court for the District of Delaware, alleging that Broadcom infringes U.S. Patent Nos. 5,666,046, 6,043,699, 6,284,563, and 6,954,001. Tessera filed an amended complaint on June 19, 2016, alleging infringement of three additional patents: U.S. Patent Nos. 6,046,076, 6,080,605, and 6,218,215. The amended complaint requested, among other things, that Broadcom be ordered to pay compensatory damages. On July 14, 2016, Broadcom filed an answer to the amended complaint. On September 8, 2016, Tessera filed a second amended complaint to reflect the issuance of a Certificate of Correction relating to U.S. Patent No. 6,954,001. On September 26, 2016, Broadcom answered the second amended complaint.
In December 2017, the parties reached a settlement and filed a Stipulation of Dismissal with Prejudice. The Court entered an order dismissing the action on December 20, 2017. This matter is now concluded.
Invensas Corp. v. Avago Technologies Limited, et al., Case No. DED-1-16-cv-1033 (D. Del.)

On November 7, 2016, Invensas Corporation filed a complaint against Avago Technologies Limited and Avago Technologies U.S. Inc., Emulex Corporation, LSI Corporation, and PLX Technology, Inc. (collectively “Avago”) in the U.S. District Court for the District of Delaware. The complaint alleged that Avago infringes U.S. Patent Nos. 6,849,946 and 6,133,136 and requested, among other things, that Avago be ordered to pay compensatory damages. On December 6, 2016, Avago filed an unopposed motion to stay in light of the pending proceeding in the U.S. International Trade Commission involving the same patents. The Court granted the unopposed motion to stay on December 7, 2016.
In December 2017, the parties reached a settlement and filed a Stipulation of Dismissal with Prejudice. The Court entered an order dismissing the action on December 20, 2017. This matter is now concluded.
Tessera, Inc., et al. v. Avago Technologies Limited, et al., Case No. DED-1-16-cv-1034 (D. Del.)
On November 7, 2016, Tessera, Inc. and Invensas Corporation filed a complaint against Avago Technologies Limited, Avago Technologies U.S. Inc. and Avago Technologies Wireless (U.S.A) Manufacturing Inc. (collectively “Avago”) in the U.S. District Court for the District of Delaware. The complaint alleged that Avago infringes U.S. Patent Nos. 6,573,609 and 6,972,480. On January 12, 2017 Avago filed an answer to the complaint. Tessera, Inc. and Invensas Corporation filed an amended complaint on January 31, 2017 against Avago Technologies U.S. Inc., Avago Technologies Wireless (U.S.A) Manufacturing Inc., Emulex Corporation, LSI Corporation, and PLX Technology, Inc. (collectively “Defendants”) alleging infringement of three additional patents, U.S. Patent Nos. 6,046,076, 6,080,605, and 6,218,215. The complaint requested, among other things, that Defendants be ordered to pay compensatory damages. Defendants filed an answer to the amended complaint on March 16, 2017.
In December 2017, the parties reached a settlement and filed a Stipulation of Dismissal with Prejudice. The Court entered an order dismissing the action on December 20, 2017. This matter is now concluded.
Invensas Corp. v. Mouser Electronics Inc., et al., Case No. 7 O 97/16 (Regional Court of Mannheim, Germany)
On May 23, 2016, Invensas Corporation (“Invensas”) filed a complaint against Mouser Electronics, Inc. (“Mouser”), EBV Elektronik GmbH & Co. KG, Arrow Central Europe GmbH, and Broadcom Germany GmbH in the Regional Court of Mannheim, Germany. The complaint alleged that the respondents infringe Invensas’ European Patent EP 1 186 034 B1. On August 26, 2016, the respondents filed their answer to the complaint. Invensas filed its reply on November 15, 2016, and the respondents filed a rejoinder on January 13, 2017. A bench trial took place on February 3, 2017.
On March 17, 2017, the Court issued a judgment in Invensas’ favor, finding that the respondents infringe the patent. The Court ordered that the respondents cease offering, distributing, using, or importing (or possessing for said reasons) the infringing products in Germany; recall infringing products from the German market; destroy or have destroyed infringing products in their possession in Germany; and provide an accounting of their infringing activities. The Court further ordered Invensas to post bonds of approximately €3,050,000 as security for damages that may have resulted from the preliminary enforcement of the judgment if it were ultimately overturned. Invensas posted such bonds.
The respondents appealed to the Higher Regional Court (“Oberlandesgericht”) Karlsruhe, Case No. 6 U 46/17. Invensas filed its response to the merits of the appeal on July 10, 2017.
On May 3, 2017, Invensas filed a motion to enforce the judgment and for sanctions against certain distributors, alleging that they violated the injunction. On May 19, 2017, Invensas filed a motion to enforce the judgment and for sanctions against Mouser, for failing to adequately render accounts. The parties briefed the enforcement proceedings through August 2017.
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
In December 2017, the parties reached a settlement, and Invensas withdrew the infringement action and corresponding enforcement actions. The bonds were returned to Invensas. This matter is now concluded.

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
In December 2017, the parties reached a settlement, and Invensas withdrew the infringement action and corresponding enforcement actions. The bonds were returned to Invensas. This matter is now concluded.
Avago Technologies GmbH v. Invensas Corp. (German Federal Patent Court, Germany)
On August 25, 2016, Avago Technologies GmbH (“Avago”), a German affiliate of Broadcom Ltd., filed a nullity action against the German part of European patent EP 1 186 034 B1 in the German Federal Patent Court. The complaint alleged that the patent was neither new nor inventive over prior art and that certain claims are not disclosed in a way to enable the person skilled in the art to practice the invention. The complaint further alleged that the patent’s priority was invalidly claimed. It requested that the German part of the patent be nullified. Invensas Corporation filed the grounds for its opposition on May 30, 2017.
The Federal Patent Court issued its preliminary opinion on October 5, 2017, stating its tentative view that the claimed teaching may not be patentable. On December 6, 2017, the parties filed responses to the court’s preliminary opinion. A hearing was scheduled for January 25, 2018.
In December 2017, the parties reached a settlement and Avago withdrew the action. As a result of the settlement, the Federal Patent Court cancelled the hearing. This matter is now concluded with the exception of formal issues relating to the amount in dispute for purposes of establishing the final court fees to be borne by Avago.
Invensas Corp. v. Broadcom Ltd., et al., Case No. KG/RK 16-912 (District Court of The Hague, Netherlands)

On May 23, 2016, Invensas filed a writ of summons against Broadcom Ltd., Broadcom Corporation, Broadcom Netherlands B.V., Broadcom Communications Netherlands B.V., EBV Elektronik GmbH & Co. KG, Arrow Central Europe GmbH, and Mouser Electronics Netherlands B.V. in the District Court of The Hague, Netherlands. The complaint alleged that the defendants infringe Invensas’s European Patent EP (NL) 1 186 034 B1, and requested, among other things, that the defendants cease and desist any infringement of the patent in suit in the Netherlands; inform all persons/entities to whom the defendants delivered, sold, or offered for sale any infringing products that they will no longer do so; recall allegedly infringing products; and pay damages.

The defendants filed a statement of answer to the writ of summons, and a counterclaim of invalidity, on November 9, 2016. Invensas filed its statement of answer to the defendants’ counterclaim on January 4, 2017. A bench trial took place on November 3, 2017.

In December 2017, the parties reached a settlement and the proceedings were withdrawn. This matter is now concluded.
Certain Wireless Audio Systems and Components Thereof, Inv. No. 337-TA-1071 (U.S. International Trade Commission, Washington, D.C.)
On August 10, 2017, Broadcom Limited and Avago Technologies General IP (Singapore) Pte. Ltd. (collectively, “Complainants”) filed a complaint at the U.S. International Trade Commission (“the Commission”), requesting that the Commission institute an investigation against Respondents DTS, Inc., Phorus, Inc., MartinLogan, Ltd., Paradigm Electronics Inc., Anthem Electronics, Inc., Wren Sound Systems, LLC, McIntosh Laboratory, Inc., Definitive Technology, and Polk Audio Inc. (collectively, “Respondents”). The complaint alleged that the Respondents infringe claim 20 of U.S. Patent No. 6,684,060. The complaint requested that the Commission issue a permanent limited exclusion order excluding from entry into the United States the allegedly infringing products of the Respondents. In addition, the complaint requested that the Commission issue a permanent cease and desist order prohibiting the Respondents from, among other things, importing, selling, or distributing the allegedly infringing products.

Based on the complaint, the Commission instituted Investigation No. 337-TA-1071 on September 15, 2017. The Complainants filed a motion seeking permission to file a Second Amended Complaint and that motion was granted on October 24, 2017. The Second Amended Complaint removed Anthem Electronics, Inc. as a Respondent and corrected the corporate names of Respondents Definitive Technology, LLC and Polk Audio, LLC. The Respondents filed responses to the Second Amended Complaint and Notice of Investigation on November 6, 2017.

In December 2017, the parties reached a settlement and filed a joint motion to terminate the Investigation. The Administrative Law Judge entered an initial determination terminating the Investigation on December 19, 2017. On January 18, 2018, the Commission issued a notice determining not to review the initial determination. This matter is now concluded.
Broadcom Limited, et al. v. DTS, Inc., et al., Case No. -1-16-cv-00379 (C.D. Cal.)

On August 10, 2017, Broadcom Limited and Avago Technologies General IP (Singapore) Pte. Ltd. (collectively, “Broadcom”) filed a complaint against DTS, Inc. and Phorus, Inc. (collectively “Defendants”) in the U.S. District Court for the Central District of California. The complaint alleged that Defendants infringe U.S. Patent No. 6,684,060 and requested, among other things, that Defendants be ordered to pay compensatory damages. On September 22, 2017, the parties filed a joint stipulation asking the Court to stay the action pursuant to 28 U.S.C. 1659(a) until the Commission’s determination in ITC Investigation No. 337-TA-1071 becomes final. On September 26, 2017, the Court entered an order staying the action.
In December 2017, the parties reached a settlement and filed a Stipulation of Dismissal with Prejudice. The Court entered an order dismissing the action on December 20, 2017. This matter is now concluded.

Taiwan Semiconductor Manufacturing Co. Ltd. v. Tessera, Inc., et al., Case No. 5:17-cv-0588 (N.D. Cal.)

On October 13, 2017, Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) filed a complaint and motion for preliminary injunction against Tessera Technologies, Inc., Tessera, Inc., and Invensas Corporation (collectively “Tessera”) in the U.S. District Court for the Northern District of California relating to U.S. International Trade Commission Investigation No. 337-TA-1010 (the “1010 Investigation”). In the 1010 Investigation, the Administrative Law Judge held that Tessera’s right to enforce United States Patent No. 6,849,946 (the “’946 patent”) against Broadcom and the other respondents is not exhausted by a covenant not to sue (“CNS”) in an agreement between TSMC and Cypress Semiconductor Corporation (“Cypress”), the former owner of the ’946 patent, because the CNS does not grant TSMC the right to sell products to its customers, including Broadcom. TSMC’s complaint and motion for preliminary injunction sought to enjoin Tessera from: (1) asserting that the CNS in the agreement between Cypress and TSMC does not cover sale of TSMC-manufactured wafers to Broadcom and therefore does not exhaust Tessera's rights in the '946 patent; (2) taking further action to enforce any exclusion order, cease-and-desist order, or “other injunctive relief” entered by the Commission as it relates to Broadcom products made from wafers manufactured by TSMC; and (3) opposing any motion to stay any exclusion order, cease-and-desist order, or “other injunctive relief” entered by the Commission as it relates to Broadcom products made from wafers manufactured by TSMC.
In December 2017, the parties reached a settlement and filed a Stipulation of Dismissal with Prejudice. The Court entered an order dismissing the action on December 19, 2017. This matter is now concluded.

Samsung Proceedings

Certain Wafer-Level Packaging Semiconductor Devices and Products Containing Same (Including Cellular Phones, Tablets, Laptops, and Notebooks) and Components Thereof, Inv. No. 337-TA-1080, (U.S. International Trade Commission, Washington, D.C.)
On September 28, 2017, Tessera Advanced Technologies, Inc. filed a complaint at the U.S. International Trade Commission (“the Commission”), requesting that the Commission institute an investigation against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. (collectively, “Samsung”). The complaint alleges that Samsung infringes U.S. Patent Nos. 6,954,001 and 6,784,557. The complaint requests that the Commission issue a permanent limited exclusion order excluding from entry into the United States Samsung’s infringing products. In addition, the complaint requests that the Commission issue a permanent cease and desist order prohibiting Samsung from, among other things, importing, selling, or distributing the infringing products.
On October 31, 2017, the Commission instituted the investigation. On November 27, 2017, Samsung filed a response to the complaint. A claim construction hearing is scheduled for March 20, 2018. An evidentiary hearing is scheduled from July 30 to August 3, 2018. The initial determination is due on November 2, 2018. The target date for completion of the investigation is March 3, 2019.

Tessera Advanced Technologies, Inc. v. Samsung Electronics America, Inc. et al, Civil Action No. 2:17-cv-07621 (D. N.J.)
On September 28, 2017, Tessera Advanced Technologies, Inc. filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co., Ltd. (collectively, “Samsung”) in the U.S. District Court for the District of New Jersey. The complaint alleges that Samsung infringes U.S. Patent Nos. 6,954,001 and 6,784,557 and requests, among other things, that Samsung be ordered to pay compensatory damages. On November 22, 2017, Samsung filed an unopposed motion to stay the action pending resolution of a U.S. International Trade Commission investigation involving the same patents. On November 27, 2017, the Court granted Samsung’s motion. This action is currently stayed.

Invensas Corporation v. Samsung Electronics Co., Ltd., et al., Civil Action No. 1:17-cv-01363 (D. Del.)
On September 28, 2017, Invensas Corporation filed a complaint against Samsung Electronics Co., Ltd. and Samsung Austin Semiconductor, LLC (collectively, “Samsung”) in the U.S. District Court for the District of Delaware. The complaint alleges that Samsung infringes U.S. Patent Nos. 6,232,231 and 6,849,946 and requests, among other things, that Samsung be ordered to pay compensatory damages. On December 19, 2017, Samsung filed an Answer and Affirmative Defenses. A claim construction hearing is scheduled for October 10, 2018, and a jury trial is scheduled to begin on November 18, 2019.

Invensas Bonding Technologies, Inc. v. Samsung Electronics America, Inc., et al., Civil Action No. 1:17-cv-07609 (D. N.J.)
On September 28, 2017, Invensas Bonding Technologies, Inc. filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co. Ltd. (collectively, “Samsung”) in the U.S. District Court for the District of New Jersey. The complaint alleges that Samsung infringes U.S. Patent Nos. 7,553,744, 7,807,549, 7,871,898, 8,153,505, 9,391,143, and 9,431,368 and requests, among other things, that Samsung be ordered to pay compensatory damages. On December 19, 2017, Samsung filed an Answer and Affirmative Defenses. An initial scheduling conference is scheduled for February 22, 2018.

FotoNation Limited, et al v. Samsung Electronics Co., Ltd., et al, Civil Action No. 2:17-cv-00669 (E.D. Tex.)
On September 28, 2017, FotoNation Limited and DigitalOptics Corporation MEMS (collectively, “FotoNation”) filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co. Ltd. (collectively, “Samsung”) in the U.S. District Court for the Eastern District of Texas. On February 16, 2018, FotoNation filed an amended complaint. The amended complaint alleges that Samsung infringes U.S. Patent Nos. 8,254,674, 8,331,715, 7,860,274, 7,697,829, 7,574,016, 7,620,218,

7,916,897 and 8,908,932, and requests, among other things, that Samsung be ordered to pay compensatory damages. On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On February 16, 2018, Samsung filed a motion to dismiss certain counts of the amended complaint.

A claim construction hearing is scheduled for August 2, 2018. A dispositive motion hearing is scheduled for March 12, 2019. A jury trial is scheduled to begin on June 17, 2019.

Invensas Corporation v. Samsung Electronics Co., Ltd., et al., Civil Action No. 2:17-cv-00670 (E.D. Tex.)
On September 28, 2017, Invensas Corporation filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) in the U.S. District Court for the Eastern District of Texas. The complaint alleges that Samsung infringes U.S. Patent Nos. 6,232,231 (the “‘231 patent”), 6,849,946 (the “‘946 patent”), 6,054,336, 6,566,167, and 6,825,554 and requests, among other things, that Samsung be ordered to pay compensatory damages. On December 19, 2017, Samsung filed an Answer and Affirmative Defenses to the Complaint. On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware, and a motion to sever and stay proceedings for the ‘231 and ‘946 patents.

A claim construction hearing is scheduled for August 9, 2018. The final pretrial conference is scheduled for January 28, 2019. A jury trial is scheduled to begin on February 19, 2019.

Tessera Advanced Technologies, Inc. v. Samsung Electronics Co., Ltd., et al., Civil Action No. 2:17-cv-00671 (E.D. Tex.)
On September 28, 2017, Tessera Advanced Technologies, Inc. filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) in the U.S. District Court for the Eastern District of Texas. The complaint alleges that Samsung infringes U.S. Patent Nos. 6,512,298 and 6,825,616 and requests, among other things, that Samsung be ordered to pay compensatory damages. On December 19, 2017, Samsung filed an Answer and Affirmative Defenses to the Complaint.

On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On February 22, 2018, Samsung filed a motion to stay pending arbitration.

A claim construction hearing is scheduled for September 17, 2018. A jury trial is scheduled to begin on May 6, 2019.

Invensas Corporation vs. Samsung Electronics GmbH, Case no. 7 O 162/17 (Regional Court of Mannheim, Germany)

On August 30, 2017, Invensas Corporation (“Invensas”) filed a complaint against Samsung Electronics GmbH (“Samsung Germany”) in the Regional Court of Mannheim, Germany. The complaint alleged that Samsung Germany infringes Invensas’ European Patent EP 1 186 034 B1 based on its use of Broadcom chips. The complaint requested that Samsung cease offering, distributing, using, or importing (or possessing for such reasons) infringing products in Germany; recall infringing products from the German market; destroy or have destroyed infringing products in their possession in Germany; and provide an accounting of infringing activities. In December 2017, Invensas reached a settlement with Broadcom and accordingly withdrew the complaint in this action. This matter is now concluded.

Invensas Corporation vs. Samsung Electronics Co., Ltd., Case no. 7 O 161/17 (Regional Court of Mannheim, Germany)

On August 30, 2017 Invensas Corporation (“Invensas”) filed a complaint against Samsung Electronics Co. Ltd. (“Samsung”) in the Regional Court of Mannheim, Germany. The complaint alleged that the Samsung infringes Invensas’ European Patent EP 1 186 034 B1 based on its use of infringing Broadcom chips in Samsung products. In December 2017, Invensas reached a settlement with Broadcom and accordingly withdrew the complaint in this action. This matter is now concluded.

Invensas Corp. v. Samsung Electronics Co., Ltd., et al., Provisional Case No. KG/RK 17-1619 (District Court of The Hague, Netherlands)

On September 28, 2017, Invensas filed a writ of summons against Samsung Electronics Co., Ltd., Samsung Electronics Benelux B.V., Samsung Electronics Europe Logistics B.V., Bol.com B.V., and Wehkamp B.V. in the District Court of The Hague, Netherlands.  The complaint alleged that the defendants infringe Invensas’ European Patent EP 1 186 034 B1 in the Netherlands, Great Britain, Spain and France, based on the use of infringing Broadcom chips in Samsung products. In December 2017, Invensas reached a settlement with Broadcom and accordingly withdrew the complaint in this action. This matter is now concluded.

Tessera Advanced Technologies Inc. vs. Samsung (China) Investment Co., Ltd. et al. Case No. unset (Beijing High Court, People’s Republic of China)

On January 25, 2018, Tessera Advanced Technologies Inc. (“TATI”) filed a complaint against Samsung (China) Investment Co., Ltd., Samsung Electronics Huizhou Co., Ltd. and Beijing Jiu Jiu Shun Fa Technologies Development Co., Ltd. (collectively the “Defendants”) with the Beijing High Court, People’s Republic of China. The complaint alleges that the Defendants infringe TATI’s Chinese Patent No. 02155954.6. The complaint seeks damages; an injunction prohibiting the Defendants from manufacturing, using, offering for sale, and selling infringing products in China; and orders requiring that the Defendants destroy infringing products and semi-finished products in their possession in China, as well as equipment, drawings and other objects and information used to manufacture infringing products.

Patent Office Proceedings
U.S. Patent No. 6,784,557
On January 11, 2018, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. (collectively, “Samsung”) filed a petition for inter partes review of U.S. Patent No. 6,784,557 (the “‘557 patent”) with the U.S. Patent and Trademark Office, Patent Trial and Appeal Board (the “PTAB”). The petition requests a determination that claims 1-8 of the ‘557 patent are unpatentable. Tessera Advanced Technologies, Inc.’s preliminary response is due on April 23, 2018.

U.S. Patent No. 6,043,699
On October 31, 2016, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,043,699 (“the ’699 patent”).  The petition requested a determination that claims 1-19 of the ’699 patent are unpatentable.  Tessera Advanced Technologies, Inc. filed its preliminary response on February 10, 2017. On May 5, 2017, the PTAB instituted the petition on Claims 1-19. In December 2017, the parties reached a settlement and filed a joint motion to terminate the proceeding. On January 2, 2018, the PTAB granted the joint motion and terminated the proceeding. This matter is now concluded.

U.S. Patent No. 6,046,076
On June 19, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,046,076 (“the ’076 patent”). The petition requested a determination that claims 1-4, 6, 10, and 19 of the ’076 patent are unpatentable. In December 2017, the parties reached a settlement and filed a joint motion to terminate the proceeding. On December 28, 2017, the PTAB granted the joint motion and terminated the proceeding. This matter is now concluded.

U.S. Patent No. 6,080,605
On June 19, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,080,605 (“the ’605 patent”). The petition requested a determination that claims 1-3 of the ’605 patent are unpatentable. In December 2017, the parties reached a settlement and filed a joint motion to terminate the proceeding. On December 28, 2017, the PTAB granted the joint motion and terminated the proceeding. This matter is now concluded.

U.S. Patent No. 6,218,215
On June 19, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,218,215 (“the ’215 patent”). The petition requested a determination that claims 1, 5, 6, 9-10 and 12-13 of the ’215 patent are unpatentable. In December 2017, the parties reached a settlement and filed a joint motion to terminate the proceeding. On December 28, 2017, the PTAB granted the joint motion and terminated the proceeding. This matter is now concluded.

U.S. Patent No. 6,278,653
On October 31, 2016, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,278,653 (“the ’653 patent”).  The petition requested a determination that claims 1-20 of the ’653 patent are unpatentable. Invensas filed its preliminary response on February 10, 2017. On April 26, 2017, the PTAB instituted the petition on Claims 1-20. In December 2017, the parties reached a settlement and filed a joint motion to terminate the proceeding. On January 5, 2018, the PTAB granted the joint motion and terminated the proceeding. This matter is now concluded.

U.S. Patent No. 6,408,167
On October 4, 2017, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,408,167 (“the ’167 patent”). The petition requested a determination that claims 1-5 of the ’167 patent are unpatentable. In December 2017, the parties reached a settlement and filed a joint motion to terminate the proceeding. On December 28, 2017, the PTAB granted the joint motion and terminated the proceeding. This matter is now concluded.

U.S. Patent No. 6,573,609
On November 8, 2017, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,573,609 (“the ’609 patent”). The petition requested a determination that claims 1-73 of the ’609 patent are unpatentable. In December 2017, the parties reached a settlement and filed a joint motion to terminate the proceeding. On December 28, 2017, the PTAB granted the joint motion and terminated the proceeding. This matter is now concluded.
U.S. Patent No. 6,684,060
On September 29, 2017, DTS, Inc. and Phorus, Inc. filed with the PTAB a petition for inter partes review of Broadcom’s U.S. Patent No. 6,684,060 (“the ’060 patent”). The petition requested a determination that claims 1-29 of the ’060 patent are unpatentable. In December 2017, the parties reached a settlement and filed a joint motion to terminate the proceeding. On December 26, 2017, the PTAB granted the joint motion and terminated the proceeding. This matter is now concluded.

U.S. Patent No. 6,856,007
On May 24, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,856,007 (“the ’007 patent”). The petition requested a determination that claims 1, 11-13, 16, 16 and 18 of the ’007 patent are unpatentable. In December 2017, the parties reached a settlement and filed a joint motion to terminate the proceeding. On January 2, 2018, the PTAB granted the joint motion and terminated the proceeding. This matter is now concluded.

U.S. Patent No. 6,954,001
On May 24, 2017, Broadcom Corporation filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,954,001 (“the ’001 patent”). The petition requested a determination that claims 1-18 of the ’001 patent are unpatentable. In December 2017, the parties reached a settlement and filed a joint motion to terminate the proceeding. On January 2, 2018, the PTAB granted the joint motion and terminated the proceeding. This matter is now concluded.

U.S. Patent No. 6,972,480
On October 27, 2017, Avago Technologies U.S. Inc. and Avago Technologies Wireless (U.S.A.) Manufacturing Inc. filed with the PTAB a petition for inter partes review of U.S. Patent No. 6,972,480 (“the ’480 patent”). The petition requested a determination that claims 1-11 of the ’480 patent are unpatentable. In December 2017, the parties reached a settlement and filed a joint motion to terminate the proceeding. On January 5, 2018, the PTAB granted the joint motion and terminated the proceeding. This matter is now concluded.

U.S. Patent No. 7,809,393
On January 20, 2017, Broadcom Ltd. filed with the PTAB a petition for inter partes review of U.S. Patent No. 7,809,393 (“the ’393 patent”). The petition requested a determination that claims 1-20 of the ’393 patent are unpatentable.  Tessera Advanced Technologies, Inc. (“TATI”) filed its preliminary response on May 2, 2017. On July 28, 2017, the PTAB instituted the petition on claims 1-3, 5, 6, 8, 10-15, and 17-19.  The PTAB denied the petition with respect to claims 4, 7, 9, 16, and 20. In December 2017, the parties reached a settlement and filed a joint motion to terminate the proceeding. On January 2, 2018, the PTAB granted the joint motion and terminated the proceeding. This matter is now concluded.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Since February 23, 2017, our common stock has traded publicly on The NASDAQ Global Select Market under the symbol “XPER.” Prior to February 23, 2017, our common stock traded publicly on the The NASDAQ Global Select Market under the symbol “TSRA”. The price range per share is the highest and lowest bid prices, as reported by The NASDAQ Global Select Market, on any trading day during the respective quarter.

	High	Low
Fiscal Year Ended December 31, 2017
First Quarter (ended March 31, 2017)	$45.80	$33.70
Second Quarter (ended June 30, 2017)	$34.25	$29.80
Third Quarter (ended September 30, 2017)	$33.70	$24.70
Fourth Quarter (ended December 31, 2017)	$27.60	$17.75
	High	Low
Fiscal Year Ended December 31, 2016
First Quarter (ended March 31, 2016)	$31.69	$26.21
Second Quarter (ended June 30, 2016)	$33.40	$28.57
Third Quarter (ended September 30, 2016)	$38.88	$28.91
Fourth Quarter (ended December 31, 2016)	$45.58	$36.28
As of February 2, 2018 there were 49,292,756 outstanding shares of common stock held by 23 stockholders of record. In addition, a substantially greater number of stockholders may be "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

In 2017, we paid quarterly dividends of $0.20 per share in each of March, June, September and December. In 2016, we paid quarterly dividends of $0.20 per share in each of March, June, September and November.

We also have historically returned capital to shareholders through stock repurchases. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

PERFORMANCE GRAPH
The following graph shows a comparison of total stockholder return for holders of our common stock, the NASDAQ Composite Index, the Philadelphia Stock Exchange Semiconductor Index, a published industry index used in previous filings, and the Russell 2000 Index, a new benchmark index to be used in current and future filings, from December 31, 2012 through December 31, 2017. Following the DTS acquisition in December 2016, our business mix has significantly shifted from predominantly semiconductor packaging and interconnect solutions, to a more diversified portfolio offering. Today, approximately half of our revenue is generated from semiconductor and interconnect solutions and half is generated from audio and imaging technology solutions. Given the fundamental change in our product portfolio, we cannot reasonably identify a published industry or a peer issuer(s) that would appropriately resemble the characteristics of our Company. Pursuant to relevant SEC rules, the Russell 2000 Index is selected as the new benchmark index as the companies included in the index are of similar market capitalizations to ours and our stock is also a component of the index. The graph and table assume that $100 was invested on December 31, 2012 in each of our common stock, the NASDAQ Composite Index, the Philadelphia Stock Exchange Semiconductor Index and the Russell 2000 Index that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

	12/12	12/13	12/14	12/15	12/16	12/17
Xperi Corporation	$100.00	$124.24	$234.31	$201.08	$303.62	$172.60
NASDAQ Composite	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
Philadelphia Semiconductor Index	$100.00	$141.84	$186.45	$183.43	$237.22	$333.40
Russell 2000 Index	$100.00	$138.82	$145.62	$139.19	$168.85	$193.58
This section is not “soliciting material,” is not deemed “filed” with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (“Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
STOCK REPURCHASES
The following are our monthly stock repurchases for the fourth quarter of 2017, all of which were made as part of a publicly announced plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (a)
(Shares in thousands)
2017
October	—	$—	—
November	269	19.86	269
December	—	—	—
Total	269	$19.86	269	$142.8 million
(a) Calculated as of December 31, 2017. In August 2007, our Board of Directors authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200.0 million in future repurchases under the plan. No expiration date has been specified for this plan. All repurchases in the three months ended December 31, 2017 were made under this plan.
Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2017	2016 (1)	2015	2014	2013
	(in thousands, except per share data)
Consolidated statements of operations data
Revenue:
Royalty and license fees	$373,732	$259,565	$273,300	$278,807	$168,811
Total revenue	373,732	259,565	273,300	278,807	168,811
Operating expenses:
Cost of revenue	6,308	551	566	384	178
Research, development and other related costs	105,849	44,738	32,181	32,270	28,063
Selling, general and administrative	144,649	72,065	43,592	47,208	62,580
Amortization expense	111,930	31,870	20,624	18,471	19,269
Litigation expense	36,496	20,953	14,135	25,116	60,310
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents	—	—	—	(10,338)	4,668

Total operating expenses	405,232	170,177	111,098	113,111	175,068
Operating income (loss)	(31,500)	89,388	162,202	165,696	(6,257)
Interest expense	(28,292)	(2,409)	—	—	—
Other income and expense, net	1,449	3,736	3,432	1,550	1,208
Income (loss) before taxes from continuing operations	(58,343)	90,715	165,634	167,246	(5,049)
Provision for (benefit from) income taxes	(1,785)	34,626	48,517	(7,697)	35,860
Income (loss) from continuing operations	(56,558)	56,089	117,117	174,943	(40,909)
Loss from discontinued operations, net of tax	—	—	(101)	(4,489)	(144,646)
Net income (loss)	$(56,558)	$56,089	$117,016	$170,454	$(185,555)

Income (loss) per share:
Income (loss) from continuing operations:
Basic (2)	$(1.15)	$1.14	$2.26	$3.31	$(0.77)
Diluted (2)	$(1.15)	$1.12	$2.23	$3.27	$(0.77)
Loss from discontinued operations:
Basic (2)	$—	$—	$—	$(0.08)	$(2.71)
Diluted (2)	$—	$—	$—	$(0.08)	$(2.71)
Net income (loss):
Basic (2)	$(1.15)	$1.14	$2.26	$3.23	$(3.48)
Diluted (2)	$(1.15)	$1.12	$2.23	$3.18	$(3.48)
Cash dividends declared per share	$0.80	$0.80	$0.80	$0.92	$0.70
Weighted average number of shares used in per share calculation-basic (2)	49,251	49,187	51,802	52,819	53,346
Weighted average number of shares used in per share calculation-diluted (2)	49,251	50,190	52,586	53,563	53,346

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$200,692	$113,005	$381,744	$434,421	$359,587
Working capital	$148,695	$148,924	$390,880	$441,484	$353,822
Total assets	$1,110,024	$1,186,436	$539,352	$577,123	$484,753
Debt (3)	$594,000	$600,000	$—	$—	$—
Other long-term liabilities	$32,415	$50,395	$3,417	$1,738	$5,827
Total stockholders’ equity	$435,576	$507,785	$515,157	$541,359	$440,437

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

(3) Includes both the short-term and long-term portions of debt principal and excludes approximately $14.3 million and $16.8 million in debt issuance costs as of December 31, 2017 and December 31, 2016, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion (presented in thousands, except for percentages) should be read in conjunction with our consolidated financial statements and notes thereto.
Business Overview

Xperi is a publicly-traded technology company with headquarters in Silicon Valley and operations around the world. Through its operating subsidiaries, Xperi creates, develops and licenses innovative audio, imaging, semiconductor packaging and interconnect technologies. We have approximately 700 employees and over 25 years of operating experience.

We license our innovative products, technologies and inventions to global electronics companies who, in turn, integrate the technologies into their own consumer electronics and semiconductor products. Our technologies and inventions are widely adopted and used every day by millions of people. Our audio technologies have shipped in billions of devices for the home, mobile and automotive markets. Our imaging technologies are embedded in more than 25% of the current smartphones. Our semiconductor packaging and interconnect technologies have been licensed to more than 100 customers and have shipped in over 100 billion semiconductor chips.

We completed the acquisition of DTS in December 2016. At the time of the acquisition, Tessera Technologies, Inc. and DTS were combined under the newly-formed Tessera Holding Corporation. During the first quarter of 2017, we introduced our new corporate name, Xperi Corporation, launched a new corporate logo, and began trading under a new ticker symbol XPER.
Results of Operations
Significant events occurred over the past three years that affect the comparability of our financial statements. Key events and their financial impacts include the following:

•
On December 18, 2017, we entered into agreements with Broadcom Ltd. and certain of its affiliates (“Broadcom”), customers, and suppliers to settle and dismiss all pending litigation matters. In conjunction with the settlement, Broadcom entered into a new multi-year patent license agreement with us. The settlement had a material impact on our financial results in 2017.

•
In February 2017, we announced that we were seeking to relicense Samsung Electronics, whose patent license had expired at the end of 2016. Samsung was a significant customer in 2016 and before. The expiration of Samsung’s license agreement had a material impact on our financial results in 2017.

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

Under generally accepted accounting principles regarding business combinations, we were unable to record $51.6 million in revenue in the year ended December 31, 2017, which would have been recognized by DTS if not for the acquisition. If allowed, this revenue would have had a significant impact on the operating results as described below.

Revenue
Our revenue is generated primarily from royalty and license fees. Royalty and license fees are generated from licensing the right to use our technologies or intellectual property. Licensees generally report shipment information 30 to 60 days after the end of the quarter in which such activity takes place. We generally have recognized royalty revenue on a one quarter lag since it is more reliable than estimating our royalty revenue prior to obtaining these reports from the licensees. This practice will no longer be accepted under the new accounting guidance effective January 1, 2018. See Note 3 - “Recent Accounting Pronouncements” in Notes to Consolidated Financial Statements. The timing of revenue recognition and the amount of revenue actually recognized for each type of revenue depends upon a variety of factors, including the specific terms of each arrangement, our ability to derive fair value of each element and the nature of our deliverables and obligations. In addition, our royalty revenue will fluctuate based on a number of factors such as: (a) the timing of receipt of royalty reports; (b) the rate of adoption and incorporation of our technology by licensees; (c) the demand for products incorporating semiconductors that use our licensed technology; (d) the cyclicality of supply and demand for products using our licensed technology; (e) volume incentive pricing terms in licensing agreements that may result in significant variability in quarterly revenue recognition from customers; and (f) the impact of economic downturns.
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
The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Years ended December 31,
	2017	2016	2015
Revenue:
Royalty and license fees	100%	100%	100%
Total Revenue	100	100	100
Operating expenses:
Cost of revenue	1	—	—
Research, development and other related costs	28	18	12
Selling, general and administrative	39	28	16
Amortization expense	30	12	8
Litigation expense	10	8	5
Total operating expenses	108	66	41
Operating income (loss) from continuing operations	(8)	34	59
Interest expense	(8)	(1)	—
Other income and expense, net	—	2	1
Income (loss) from continuing operations before taxes	(16)	35	60
Provision for (benefit from) income taxes	(1)	13	17
Income (loss) from continuing operations	(15)	22	43
Loss from discontinued operations, net of tax	—	—	—
Net income (loss)	(15)%	22%	43%
Fiscal Year 2017 and 2016
The following table sets forth our revenue by year (in thousands, except for percentages):

	Years Ended December 31,
	2017	2016	Increase/ (Decrease)	% Change
Royalty and license fees	$373,732	$259,565	$114,167	44%

The $114.2 million or 44% increase in revenue was due to our acquisition of DTS in December 2016, offset by a reduction in licensing revenue resulting from the expiration of our patent license agreement with Samsung. This reduction in licensing revenue was partially offset by revenue from the new patent license agreement with Broadcom in the fourth quarter of 2017. The majority of per-unit royalties reported by DTS licensees in the first quarter of 2017, which are associated with fourth quarter 2016 shipments by these licensees, as well as minimum guarantee fees from DTS licensees for contracts entered into prior to the December 1, 2016 acquisition, were not recorded as revenue in 2017, as under business combination accounting guidance the earnings process was deemed to have been completed prior to the acquisition.

With changes in revenue recognition due to the adoption of ASC 606, Revenue From Contracts With Customers, in 2018, we anticipate our revenue for 2018 will be significantly lower than that for 2017 due principally to our inability to record further billings as revenue in 2018 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018. This accounting change will not impact billings or the cash flow from these contracts. Furthermore, we may experience greater variability in quarterly and annual revenue in future periods as a result of the revenue accounting treatment applied to future minimum guarantee and fixed fee licensing contracts. Management plans to place greater emphasis on billings and cash flows rather than revenue and net operating results to internally evaluate our financial performance in future periods.
Cost of Revenue

Cost of revenue consists of royalties paid to third parties and direct compensation and related expenses to provide non-recurring engineering services. Cost of revenue for the year ended December 31, 2017 was $6.3 million, as compared to $0.6 million for the year ended December 31, 2016. The increase was a result of royalties paid to third parties in connection with audio revenue from the acquired DTS business.
Research, Development and Other Related Costs

Research and development targets development of audio and image enhancement technologies, chip-scale and multi-chip packaging, circuitry design, 3D-IC architectures, wafer-level packaging technology, bonding technologies and machine learning. Research, development and other related costs include expenses associated with applications engineering necessary to port and integrate our technologies and products on third party silicon and into end devices. These costs consist primarily of compensation and related costs for personnel, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the year ended December 31, 2017 were $105.8 million, as compared to $44.7 million for the year ended December 31, 2016, an increase of $61.1 million or 137%. The increase was primarily related to a $43.2 million increase in personnel related expenses, a $6.2 million increase in stock-based compensation and a $5.0 million increase in outside services. These increases are a direct result of adding over 230 engineers as part of the acquisition of DTS in December 2016.
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

Selling, general and administrative expenses for the year ended December 31, 2017 were $144.6 million, as compared to $72.1 million for the year ended December 31, 2016, an increase of $72.5 million or 101%. The increase was primarily attributable to an increase of $42.2 million in personnel related expenses, a $2.1 million increase in outside services, a $6.2 million increase in stock-based compensation, a $3.8 million increase in travel and other expenses, a $4.6 million increase in depreciation and a $4.1 million increase in materials and supplies. These increases are a direct result of adding over 185 selling, general and administrative personnel as part of the acquisition of DTS in December 2016. Additionally, marketing expenses increased $8.0 million due primarily to greater participation in product marketing conferences, one-time expenses related to the branding of our new company name, and marketing initiatives and campaigns we undertook in 2017.
Amortization Expense
Amortization expense for the year ended December 31, 2017 was $111.9 million, as compared to $31.9 million for the year ended December 31, 2016, an increase of $80.0 million. This increase was primarily attributable to intangible assets recorded in connection with the DTS acquisition in the fourth quarter of 2016.

We anticipate that amortization expenses will continue to be a significant expense since we acquired approximately $479 million in intangible assets from the acquisition of DTS and other acquisition activity in 2016, which will be amortized over the next several years. See Note 9 - "Goodwill and Identifiable Intangible Assets" in Notes to Consolidated Financial Statements for additional information.
Litigation Expense
Litigation expense for the year ended December 31, 2017 was $36.5 million, as compared to $21.0 million for the year ended December 31, 2016, an increase of $15.5 million, or 74%. This increase was primarily related to our legal proceedings with Broadcom and our new proceedings filed against Samsung, as well as reflecting an offset to litigation expense of $5.0 million in 2016 due to an insurance settlement which refunded certain litigation costs incurred in prior years.
We expect that litigation expense may continue to be a material portion of our operating expenses in future periods, and may fluctuate between periods, because of planned or ongoing litigation, as described in Part I, Item 3 - “Legal Proceedings,” and because of litigation planned for or initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.
Upon expiration of the current terms of our customers’ licenses, if those licenses are not renewed, litigation may become a necessary element of an effort to secure payment of reasonable royalties for the use of our patented technology. If we initiate such litigation, our future litigation expenses may increase.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2017	2016
Research, development and other related costs	13,277	7,104
Selling, general and administrative	20,185	13,997
Total stock-based compensation expense	$33,462	$21,101
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the year ended December 31, 2017, stock-based compensation expense was $33.5 million, of which $2.0 million related to employee stock options, $28.9 million related to restricted stock awards and units and $2.6 million related to employee stock purchases. For the year ended December 31, 2016, stock-based compensation expense was $21.1 million, of which $3.3 million related to employee stock options, $17.0 million related to restricted stock awards and units and $0.8 million related to employee stock purchases. The increase in stock-based compensation expense in 2017 compared to 2016 primarily resulted from increased awards issued and headcount due to our acquisition of DTS.
Future stock-based compensation expense will vary due to volatility in our stock price, number and type of stock awards granted and timing of modifications to stock awards, if any.
Interest Expense
Interest expense for the year ended December 31, 2017 was $28.3 million, as compared to $2.4 million for the year ended December 31, 2016. We incurred a full year of interest expense in 2017 on the debt issued December 1, 2016 in connection with the acquisition of DTS, Inc.
As disclosed in Note 18 - “Subsequent Events” in Notes to Consolidated Financial Statements, we completed a successful repricing of our debt subsequent to year-end, reducing the borrowing rate by 75 basis points, and we paid down $100 million in principal balance. We currently expect interest expense on the debt to decrease in 2018 as compared to 2017 as a result of this repricing and principal pay down.
Other Income and Expense, Net
Other income and expense, net, for the year ended December 31, 2017 was $1.4 million, as compared to $3.7 million for the year ended December 31, 2016. Other income was higher in 2016 due to interest income earned on higher cash and investment balances.
Provision for (benefit from) Income Taxes

On December 22, 2017, the Tax Act was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on us include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for global intangible low-taxed income (“GILTI”), deduction for foreign-derived intangible income (“FDII”), repeal of corporate alternative minimum tax, limitation of various business deductions, modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision, and limitation on the deductibility of executive compensation. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017.

At December 31, 2017, we have reflected the provisional income tax effects of the Tax Act under Accounting Standards Codification Topic 740, Income Taxes. We have recorded a provisional tax expense in the Statement of Operations of approximately $5.6 million, comprised of approximately $13.5 million of tax expense from recording additional valuation allowance against federal tax credits due to certain provisions of the Tax Act, offset by approximately $7.9 million of tax benefit from the remeasurement of U.S. deferred taxes using the relevant tax rate at which we expect them to reverse in the future. The estimated one-time transition tax on post-1986 foreign unremitted earnings should not have a material impact to our effective tax rate and tax liability.

We continue to examine the impact of certain provisions of the Tax Act that will become applicable in calendar year 2018 related to base erosion anti-abuse tax (“BEAT”), GILTI, deduction for FDII, and other provisions that could affect our effective tax rate in the future. Also, because there may be additional state income tax implications, we will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Tax Act. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ from the provisional recorded amounts. We expect to complete our analysis within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118, no later than the fourth quarter of calendar year 2018.

The provision for income taxes for the year ended December 31, 2017 of $1.8 million tax benefit is primarily related to losses generated from foreign operations, and tax benefit from the remeasurement of deferred taxes from the federal tax rate reduction, offset by tax expense from recording a valuation allowance against federal tax credits as a result of the Tax Act, foreign withholding taxes net of foreign tax credits, non-deductible stock-based compensation expense and other non-deductible expenses.

The provision for income taxes for the year ended December 31, 2016 of $34.6 million was primarily related to tax liability generated from U.S. and foreign operations, non-deductible acquisition costs, non-deductible stock-based compensation expense and foreign withholding taxes net of foreign tax credits. The change from income tax expense to income tax benefit for the year ended December 31, 2017 as compared to the prior year is largely attributable to a decrease in U.S. and foreign profitability for the current period.
Fiscal Year 2016 and 2015
The following table sets forth our revenue by year (in thousands, except for percentages):

	Years Ended December 31,
	2016	2015		% Change
Royalty and license fees	$259,565	$273,300	$(13,735)	(5)%

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
Research, Development and Other Related Costs
Research, development and other related costs for the year ended December 31, 2016 were $44.7 million, as compared to $32.2 million for the year ended December 31, 2015, an increase of $12.5 million. The increase was primarily related to a $5.9 million increase in personnel related expenses, $3.2 million increase in stock-based compensation and a $1.8 million increase in outside services. These increases result from a higher research and development headcount as we remain committed to expanding into new technologies and from engineers acquired in the DTS acquisition.
Selling, General and Administrative
Selling, general and administrative expenses for the year ended December 31, 2016 were $72.1 million, as compared to $43.6 million for the year ended December 31, 2015, an increase of $28.5 million, or 65%. The increase was primarily attributable to an increase of $11.4 million in outside services resulting from our acquisition of DTS. Additionally, the increase reflects $6.8 million of additional stock-based compensation and $4.7 million in personnel related expenses, both related to increased headcount related to the acquisition of DTS. Stock based compensation was also higher due to the acceleration in charges related to the acquisition. These increases were partially offset by a decrease in legal costs of $0.6 million.
Amortization Expense
Amortization expense for the year ended December 31, 2016 was $31.9 million, as compared to $20.6 million for the year ended December 31, 2015, an increase of $11.3 million. This increase was primarily attributable to intangible assets recorded in connection with the DTS acquisition and the purchase of certain other intangible assets in the fourth quarter of 2016.
Litigation Expense
Litigation expense for the year ended December 31, 2016 was $21.0 million, as compared to $14.1 million for the year ended December 31, 2015, an increase of $6.9 million, or 48%. We incurred $26.0 million in litigation expense during 2016 but we also recorded an offset to litigation expense of $5.0 million due to an insurance settlement which reimbursed us for certain litigation costs incurred in prior years. Without this insurance settlement, our litigation expense would have increased $11.9 million as a result of the filing of the legal proceedings against Broadcom.
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015
Research, development and other related costs	$7,104	$4,005
Selling, general and administrative	13,997	7,512
Total stock-based compensation expense	$21,101	$11,517
Stock-based compensation awards included employee stock options, restricted stock awards and units, and employee stock purchases. For the year ended December 31, 2016, stock-based compensation expense was $21.1 million, of which $3.3 million related to employee stock options, $17.0 million related to restricted stock awards and units and $0.8 million related to employee stock purchases. For the year ended December 31, 2015, stock-based compensation expense was $11.5 million, of which $2.7 million related to employee stock options, $8.2 million related to restricted stock awards and units and $0.6 million related to employee stock purchases. The increase in stock-based compensation expense in 2016 compared to 2015 primarily resulted from the acceleration of the vesting of equity instruments and the assumption of certain awards which were both due to the acquisition of DTS. Additionally, the increase in stock-based compensation resulted from a decrease in forfeiture rates due to reduced employee turnover as compared to prior periods as the value of new grants per year has remained relatively consistent with prior years.
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
Segment Operating Results

We operate in two reportable segments: (1) Product Licensing and (2) Semiconductor and IP Licensing. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.
The Chief Executive Officer is also the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting.

The Product Licensing segment, including our DTS and FotoNation subsidiaries, licenses its technologies and intellectual property related to audio, digital radio and imaging solutions under the brands DTS, HD Radio and FotoNation. The Product Licensing solutions typically include the delivery of software or hardware-based solutions, combined with various other intellectual property, including know how, patents, trademarks, and copyrights. Product Licensing represents revenue derived primarily from the consumer electronics market and related applications servicing the home, automotive and mobile segments.
The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and IP to manufacturers, foundries, subcontract assemblers and others.  The segment includes revenue generated from the technology and IP portfolios of Tessera, Inc., Invensas and Invensas Bonding Technologies, Inc. (formally Ziptronix, Inc.). Tessera, Inc. pioneered chip-scale packaging solutions. Invensas develops advanced semiconductor packaging and 3D interconnect solutions, including wafer bonding solutions, for applications such as smartphones, tablets, laptops, PCs, data centers and automobiles. We expand our technology and IP offerings in this segment through a combination of internal R&D and acquisitions.  We also provide engineering services to customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of our technologies. Through our technology transfer service, we provide detailed documentation outlining design guidelines, process specifications, recommended equipment and process parameters as well as hands-on engineering support to assist our licensees in bringing up and qualifying our technologies at their facilities.  This service allows licensees to readily leverage our years of experience and expertise in direct and hybrid bonding.
We do not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.
The following table sets forth our segment revenue, operating expenses and operating income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenue:
Product licensing segment	$167,923	$30,499		$31,335
Semiconductor and IP licensing segment	205,809	229,066		241,965
Total revenue	373,732	259,565		273,300
Operating expenses:
Product licensing segment	172,745	25,299		11,191
Semiconductor and IP licensing segment	87,838	72,812		56,315
Unallocated operating expenses (1)	144,649	72,066	(2)	43,592
Total operating expenses	405,232	170,177		111,098
Operating income:
Product licensing segment	(4,822)	5,200		20,144
Semiconductor and IP licensing segment	117,971	156,254		185,650
Unallocated operating expenses (1)	(144,649)	(72,066)		(43,592)
Total operating income	$(31,500)	$89,388		$162,202

(1) Unallocated operating expenses consist primarily of general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because it is not practical to do so.
(2) Includes approximately $23.9 million in one-time expenses incurred by both segments related to the DTS acquisition.
For the year ended December 31, 2017, the unallocated expenses were $144.6 million compared to $72.1 million for the year ended December 31, 2016. The increase of $72.5 million was primarily attributable to higher general and administrative personnel expenses that resulted from the acquisition of DTS. For the year ended December 31, 2016, the unallocated expenses were $72.1 million compared to $43.6 million for the year ended December 31, 2015. The increase of $28.5 million from the year ended December 31, 2015 was mainly attributable to one-time transaction costs associated with the DTS acquisition, the operating costs of the DTS business since the acquisition on December 1, 2016 and increased stock-based compensation related to stock awards assumed in the DTS acquisition.
The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $385.6 million in goodwill at December 31, 2017, approximately $377.9 million is allocated to our Product Licensing segment and approximately $7.7 million is allocated to our Semiconductor and IP Licensing segment.
Product Licensing Segment
Fiscal Year 2017 and 2016

	Years Ended December 31,
	2017	2016
	(in thousands)
Revenue:
Royalty and license fees (1)	$167,923	$30,499
Total revenue	167,923	30,499
Operating expenses:
Cost of revenues	6,308	551
Research, development and other related costs	75,809	16,091
Litigation	288	—
Amortization	90,340	8,657
Total operating expenses (2)	172,745	25,299

Total operating income	$(4,822)	$5,200
(1) Includes $0.1 million for 2016, which is not part of current segment operations.
(2) Excludes operating expenses which are not allocated on a segment basis.
Under generally accepted accounting principles regarding business combinations, we were unable to record $51.6 million in revenue in the Product Licensing segment during the year ended December 31, 2017, which would have been recognized by DTS if not for the acquisition. If allowed, this revenue would have had a significant impact on the operating results as described below.
Product Licensing segment revenue for the year ended December 31, 2017 was $167.9 million as compared to $30.5 million for the year ended December 31, 2016, an increase of $137.4 million. The increase was due to revenue from licenses added through the DTS acquisition. Upon adoption of ASC 606, we anticipate Product Licensing revenue for 2018 may be materially impacted due principally to our inability to record further billings as revenue in 2018 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018. Further, we expect greater variability in quarterly and annual revenue in our Product Licensing segment in future periods as a result of the revenue accounting treatment applied to future minimum guarantee and fixed fee licensing contracts.
Operating expenses for the year ended December 31, 2017 were $172.7 million and consisted of cost of revenue of $6.3 million, research, development and other related costs of $75.8 million, litigation costs of $0.3 million and amortization costs of $90.3 million. The increase of $147.4 million in total operating expenses as compared to $25.3 million for the year ended December 31, 2016 was due to the acquisition of DTS. The increases were largely related to personnel-related costs including salary and benefits and stock-based compensation from the increased headcount, as well as an increase of $81.7 million in amortization due to the $479 million of intangible assets acquired in in the fourth quarter of 2016.
The operating loss in the year ended December 31, 2017 was $4.8 million compared to operating income of $5.2 million in the year ended December 31, 2016, due to the reasons stated above, in particular the amortization of intangible assets recorded in connection with the DTS acquisition, as well as the inability to record $51.6 million of revenue under purchase accounting guidance.
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
Operating expenses for the year ended December 31, 2016 were $25.3 million and consisted of cost of revenue of $0.6 million, research, development and other related costs of $16.1 million and amortization costs of $8.7 million. The increase of $14.1 million in total operating expenses as compared to $11.2 million for the year ended December 31, 2015 consisted of increases which relate primarily to the acquisition of DTS. Included in the expenses for 2016 are personnel-related costs including salary and benefits from DTS personnel, increased stock-based compensation resulting from stock awards assumed in the DTS acquisition and increased amortization resulting from the $479 million of intangible assets acquired.
Operating income for the years ended December 31, 2016 and 2015 was $5.2 million and $20.1 million, respectively, which represented a decrease of $14.9 million, for the reasons stated above.
Semiconductor and IP Licensing Segment
Fiscal Year 2017 and 2016

	Years Ended December 31,
	2017	2016
	(in thousands)
Revenue:
Royalty and license fees	$205,809	$229,066
Total revenue	205,809	229,066
Operating expenses:
Research, development and other related costs	30,039	28,647
Litigation	36,209	20,953
Amortization	21,590	23,212
Total operating expenses (1)	87,838	72,812
Total operating income	$117,971	$156,254
(1) Excludes operating expenses which are not allocated on a segment basis.

Semiconductor and IP Licensing segment revenue for the year ended December 31, 2017 was $205.8 million as compared to $229.1 million for the year ended December 31, 2016, a decrease of $23.3 million. The decrease was related to the expiration of our patent license agreement with Samsung, which was partially offset by revenue from the new patent license agreement with Broadcom in the fourth quarter of 2017. Upon adoption of ASC 606, we anticipate Semiconductor and IP Licensing revenue for 2018 will be significantly lower than that for 2017 due principally to our inability to record further billings as revenue in 2018 and later periods from minimum guarantee and fixed fees licensing contracts in place prior to the start of 2018. Further, we expect greater variability in quarterly and annual revenue in our Semiconductor and IP Licensing segment in future periods as a result of the revenue accounting treatment applied to future minimum guarantee and fixed fee licensing contracts, which will necessitate recognizing revenue in the quarter a contract first becomes effective.
Operating expenses for the year ended December 31, 2017 were $87.8 million and consisted of research, development and other related costs of $30.0 million, litigation costs of $36.2 million and amortization costs of $21.6 million. The increase of $15.0 million in total operating expenses as compared to $72.8 million for the year ended December 31, 2016, resulted primarily from higher litigation costs as a result of the legal proceedings against Broadcom and Samsung, and from decreased litigation costs in the third quarter of 2016 reflecting an insurance settlement payment of $5.0 million that we received in 2016.
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

Operating income for the years ended December 31, 2017 and 2016 were $118.0 million and $156.3 million, respectively, which represented a decrease of $38.3 million, for the reasons stated above.
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
Semiconductor and IP Licensing segment revenue for the year ended December 31, 2016 was $229.1 million as compared to $242.0 million for the year ended December 31, 2015, a decrease of $12.9 million. The decrease in revenue was due to a decrease in episodic revenue of $15.2 million which was partially offset by an increase in recurring revenue of $1.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The episodic revenue decrease was primarily the result of a $27.0 million episodic payment made by ASE in the first quarter of 2015.
Operating expenses for the year ended December 31, 2016 were $72.8 million and consisted of research, development and other related costs of $28.6 million, litigation costs of $21.0 million and amortization costs of $23.2 million. The increase of $16.5 million in total operating expenses as compared to $56.3 million for the year ended December 31, 2015 consisted of increases from a higher research and development headcount as we remain committed to expanding into new technologies, higher litigation costs as a result of the filing of the legal proceedings against Broadcom, and higher amortization costs which resulted from the purchase of patent assets during 2016 and the latter half of 2015.

Operating income for the years ended December 31, 2016 and 2015 was $156.3 million and $185.7 million, respectively, which represented a decrease of $29.4 million, for the reasons stated above.
Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $32.7 million and state net operating loss carryforwards of approximately $95.4 million. Substantially all of the federal net operating loss carryforwards are carried over from acquired entities, DTS in 2016 and Ziptronix in 2015. The state net operating loss carryforwards are carried over from acquired entities, DTS in 2016, Ziptronix in 2015, and Siimpel Corporation in 2010. The federal net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2026, and will continue to expire through 2034. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2018, and will continue to expire through 2036. In addition, we have research tax credit carryforwards of approximately $10.0 million for federal purposes which were generated in the current year and carried over from DTS and Ziptronix. The federal research tax credit will start to expire in 2018 and will continue to expire through 2037. We also have research tax credit carryforwards of approximately $14.5 million for state purposes and $0.6 million for foreign purposes, which will never expire. We have $19.8 million of foreign tax credit carryforwards which will begin to expire in 2018 and will continue to expire through 2027. Under the provisions of the Internal Revenue Code, substantial changes in our or our subsidiaries' ownership may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually in the future to offset taxable income. In addition, the Tax Act modifies the maximum deduction of net operating loss, eliminates carryback, and provides for indefinite carryforward for losses generated after December 31, 2017.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. The new provisions in the Tax Act resulted in provisional tax amounts and related valuation allowance recorded against our federal tax credits based on currently available information and interpretations which are continuing to evolve.

Tax Effect from Stock Options

On January 1, 2017, we adopted Accounting Standards Update No. 2016-09 ("ASU 2016-09") and as a result, we recorded a credit of $0.8 million, tax-effected, to retained earnings due to the realization of unrealized excess tax benefits. ASU 2016-09 requires any excess tax benefit to be recorded as a tax benefit in the Statement of Operations. The net tax benefit from our employee stock option plan as of December 31, 2017 is $5.5 million, comprised of $1.4 million of current period excess tax benefit and $4.1 million tax benefit from our employee stock option plan. The excess tax benefit from our employee stock option plan for the year ended December 31, 2016 was $2.5 million.

Liquidity and Capital Resources

	December 31,
(in thousands, except for percentages)	2017	2016	2015
Cash and cash equivalents	$138,260	$65,626	$22,599
Short-term investments	62,432	47,379	359,145
Total cash, cash equivalents and short-term investments	$200,692	$113,005	$381,744
Percentage of total assets	18%	10%	71%

	Years Ended December 31,
	2017	2016	2015
Net cash from operating activities	$147,265	$153,860	$147,276
Net cash from investing activities	$(18,844)	$(592,396)	$(21,286)
Net cash from financing activities	$(55,787)	$481,563	$(154,299)
Our primary sources of liquidity and capital resources are our operating profits and our investment portfolio. Cash, cash equivalents and short-term investments were $200.7 million at December 31, 2017, an increase of $87.7 million from $113.0 million at December 31, 2016. Cash and cash equivalents were $138.3 million at December 31, 2017, an increase of $72.7 million from $65.6 million at December 31, 2016. The increase resulted from $147.3 million in cash from operations and from $9.0 million in proceeds from the exercise of stock options and employee stock purchases. This increase was partially offset by $39.5 million in dividends paid, $19.3 million in repurchases of common stock, $6.0 million in debt principal payments and $18.8 million used in investing activities.
Cash flows provided by operations were $147.3 million for the year ended December 31, 2017, primarily due to our net loss of $56.6 million being adjusted for non-cash items of depreciation of $7.2 million, amortization of intangible assets of $111.9 million, stock-based compensation expense of $33.5 million and $65.7 million in changes in operating assets and liabilities. These increases were partially offset by $18.3 million in deferred income taxes and other.

Cash flows provided by operations were $153.9 million for the year ended December 31, 2016, primarily due to our net income of $56.1 million being adjusted for non-cash items of amortization of intangible assets of $31.9 million, stock-based compensation expense of $21.1 million, and $30.6 million in changes in operating assets and liabilities.
Cash flows provided by operations were $147.3 million for the year ended December 31, 2015, primarily due to net income of $117.0 million, adjusted for non-cash items of deferred income tax of $18.8 million, depreciation and amortization of $22.2 million and stock-based compensation expense of $11.5 million, partially offset by changes in operating assets and liabilities of $20.3 million.

Net cash used in investing activities was $18.8 million for the year ended December 31, 2017, primarily related to the purchases of available-for-sale securities of $33.1 million and $3.3 million in capital expenditures offset by maturities and sales of short-term investments of $17.5 million.

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
Net cash used in financing activities was $55.8 million for the year ended December 31, 2017 principally due to dividend payments of $39.5 million, $19.3 million in repurchases of common stock and $6.0 million in debt repayments, offset by $9.0 million in proceeds from the issuance of common stock under our employee stock option programs and employee stock purchase plans.

Net cash provided by financing activities was $481.6 million for the year ended December 31, 2016 due to $583.0 million in proceeds (net of debt issuance costs) from debt financing and $8.3 million in proceeds from the issuance of common stock under our employee stock option programs and employee stock purchase plans. These increases were partially offset by stock repurchases of $70.6 million and dividend payments of $39.2 million.
Net cash used in financing activities was $154.3 million for the year ended December 31, 2015 due to stock repurchases of $123.3 million and dividend payments of $41.7 million, offset by $10.7 million in proceeds from the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the years ended December 31, 2017, 2016 and 2015, no impairment charges with respect to our investments were recorded.
On December 1, 2016, we entered into a Credit Agreement which provides for a $600 million seven-year term B loan facility. The Term B Loan Facility matures on November 30, 2023. Upon the closing of the Credit Agreement, we borrowed $600 million under the Term B Loan facility. These proceeds were used on December 1, 2016, together with cash and cash equivalents, to finance the acquisition of DTS. The obligations under the Credit Agreement are guaranteed by substantially all of our assets pursuant to the Security Agreement, dated December 1, 2016, among us, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto. At December 31, 2017, $594 million was outstanding with an interest rate, including amortization of debt issuance costs, of 5.0%. Interest is payable quarterly. We have future minimum principal payments for our debt of $6.0 million annually through 2022 with the remaining principal balance due in 2023. Additional principal payments may be required under the terms of the original note based on year-end debt ratios and cash flow generated from operations. For the year ended December 31, 2017, we were obligated to pay $34.5 million from 2017 excess cash flow within 95 days of the fiscal year-end.
As disclosed in Note 18 - “Subsequent Events” in Notes to Consolidated Financial Statements, we completed a successful repricing of our debt in January 2018, reducing the borrowing rate by 75 basis points, and paid down $100 million in principal balance. As a result of this voluntary pay-down, no further principal payments are required based on our fiscal year 2017 excess cash flow.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200 million in future repurchases under the plan, and as of December 31, 2017, the total amount available for repurchase under the plan was $142.8 million. No expiration has been specified for this plan. Since the inception of the plan, and through December 31, 2017, we have repurchased approximately 11.1 million shares of common stock at a total cost of $307.2 million at an average price of $27.57. We plan to continue to execute authorized repurchases from time to time under the plan, although we decreased share repurchases during 2017 as compared to 2016, as we accumulated cash to pay down the indebtedness incurred to finance the DTS acquisition.

In 2015, we paid quarterly dividends of $0.20 per share in each of March, May, August and December. In 2016, we paid quarterly dividends of $0.20 per share in each of March, June, September and November. In 2017, we paid quarterly dividends of $0.20 per share in each of March, June, September and December.

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
Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Debt (1)	$594,000	$34,451	$12,000	$12,000	$535,549
Operating lease obligations	$30,470	$6,261	$10,412	$6,029	$7,768
(1) Under our debt agreement, our debt bears a variable interest rate. See Note 10 -- "Debt" and Note 18 -- “Subsequent Events” of the Notes to Consolidated Financial Statements for additional detail.
Under certain contractual arrangements, we may be obligated to pay up to approximately $3.0 million over an estimated period of approximately two years if certain milestones are achieved.
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
As of December 31, 2017, we had accrued $14.7 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions and accrued approximately $0.6 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.
See Note 15 – "Commitments and Contingencies" of the Notes to Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
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
We believe the following accounting policies and estimates are most critical to the understanding of our consolidated financial statements. See Note 2 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.
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
We will adopt ASC 606 in fiscal year 2018, which is expected to have a significant impact on revenue recognition associated with our licensing contracts with customers. Refer to Note 3 - "Recent Accounting Pronouncements" of the Notes to Consolidated Financial Statements for a detailed discussion.
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
Stock-based compensation expense

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the options, stock price volatility, dividends and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on a market-based historical volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and canceled. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 13 - “Stock-Based Compensation Expense” of the Notes to Consolidated Financial Statements for additional detail.
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
Business combinations

The fair value valuation of assets acquired and liabilities assumed in a business combination under ASC 805 requires management to make significant estimates and assumptions. Critical estimates in determining the fair value of certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, and acquired developed technologies and patents; expected costs to develop in-process research and development (IPR&D)
into commercially viable products and estimating cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. For additional information, refer to Note 8 --“Business Combinations” of the Notes to Consolidated Financial Statements.
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
On December 22, 2017, the Tax Act was signed into law. Several key tax provisions in the legislation will affect us. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities, and reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be provisional, and possibly subject to material change in the future. We expect to complete our analysis within the measurement period in accordance with SAB 118.
We account for uncertain tax positions in accordance with authoritative guidance related to income taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous, frequently changing and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.
Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2017, 2016 and 2015, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See Note 14 -“Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.
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
Interest Rate Risk

Our interest rate risk relates primarily to interest expense on our debt and interest income from investments. As of December 31, 2017, a one percentage point change in interest rates on our debt throughout a one-year period would have an annual effect of approximately $6.0 million on our income before income taxes. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments were, and may in the future be, in short-term marketable securities, U.S. government securities and corporate bonds. As of December 31, 2017, a one percentage point change in interest rates for our cash and investments throughout a one-year period would have an annual effect of approximately $2.0 million on our income before income taxes.
Investment Risk
We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds, are classified as available-for-sale securities with fair values of $62.4 million and $47.4 million as of December 31, 2017 and 2016, respectively. Unrealized losses, net of tax, on these investments were approximately $0.3 million and $0.1 million as of December 31, 2017 and 2016, respectively. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio.

Bank Liquidity Risk
As of December 31, 2017, we have approximately $106.4 million of cash in operating accounts that are held with domestic and international financial institutions. A majority of these balances are held with domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the federal government. We have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Exchange Rate Risk

During the year ended December 31, 2017, we derived approximately 55% of our revenue from sales outside the U.S. and we maintain research and development, sales, marketing, or business development offices in many foreign countries. Our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks from our international operations are mitigated in part by the extent to which our revenue is denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We have limited foreign currency risk on certain revenue and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenue denominated in foreign currencies was not material during 2017, and the operating expenses for our foreign subsidiaries were not significant so a 10% fluctuation in exchange rates would not create a material impact on our business.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2017, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our consolidated financial statements.
Item 8. Financial Statements and Supplementary Data
Our consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2017 are set forth in this Annual Report at Item 15(a)(1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2017 and 2016.
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

	Three Months Ended
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016 (1)	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
	(in thousands, except per share amounts)
Revenue:
Royalty and license fees	$59,977	$67,020	$62,433	$70,135	$67,255	$91,322	$88,508	$126,647
Total Revenue	59,977	67,020	62,433	70,135	67,255	91,322	88,508	126,647
Operating expenses:
Cost of revenue	87	52	99	313	1,400	1,303	1,667	1,938
Research, development and other related costs	10,069	10,306	8,622	15,740	26,012	26,313	25,840	27,684
Selling, general and administrative	11,094	11,166	12,491	37,315	41,205	33,003	33,995	36,446
Amortization expense	6,022	6,052	6,052	13,744	28,555	28,151	27,769	27,455
Litigation expense	6,550	5,292	580	8,531	9,978	8,226	9,163	9,129
Total operating expenses	33,822	32,868	27,844	75,643	107,150	96,996	98,434	102,652
Operating income (loss)	26,155	34,152	34,589	(5,508)	(39,895)	(5,674)	(9,926)	23,995
Interest expense	—	—	—	(2,409)	(6,459)	(7,046)	(7,371)	(7,416)
Other income and expense, net	807	802	864	1,264	46	220	739	444
Income (loss) before taxes	26,962	34,954	35,453	(6,653)	(46,308)	(12,500)	(16,558)	17,023
Provision for (benefit from) income taxes	8,872	11,471	11,634	2,649	(35,279)	26,557	(4,442)	11,379
Net income (loss)	$18,090	$23,483	$23,819	$(9,302)	$(11,029)	$(39,057)	$(12,116)	$5,644
Earnings (loss) per share:
Basic	$0.36	$0.48	$0.49	$(0.19)	$(0.22)	$(0.79)	$(0.24)	$0.11
Diluted	$0.36	$0.48	$0.48	$(0.19)	$(0.22)	$(0.79)	$(0.24)	$0.11
Cash dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20
Weighted average number of shares used in per share calculations-basic	49,998	48,836	48,545	48,603	49,139	49,475	49,469	49,217
Weighted average number of shares used in per share calculations-diluted	50,566	49,420	49,304	48,603	49,139	49,475	49,469	49,638

(1)
Three months ended December 31, 2016 include one month of financial results of DTS following the acquisition as well as related one-time acquisition costs. All periods subsequent to December 2016 include financial results from DTS post-acquisition.

Other Supplementary Data
The following table presents our quarterly unaudited non-GAAP financial measures for the eight quarters in the periods ended December 31, 2017 and 2016. The non-GAAP financial measures adjust for non-cash acquired intangibles, amortization charges, merger-related costs, all forms of stock-based compensation expense, restructuring, impairment of long-lived assets and other charges and related tax effects of the aforementioned adjustments. The non-GAAP financial measures also exclude the effects of FASB Accounting Standards Codification Topic 718 – Stock Compensation upon the number of diluted shares used in calculating non-GAAP earnings per share. We believe that the non-GAAP measures used in this report provide investors with important perspectives into our ongoing business performance. Our management uses these non-GAAP financial measures when evaluating our operating performance. The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Three Months Ended
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Mar 31, 2017		Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
	(in thousands, except per share amounts)
GAAP net income (loss)	$18,090	$23,483	$23,819	$(9,302)	$(11,029)		$(39,057)	$(12,116)	$5,644
Adjustments to GAAP net income (loss):
Stock-based compensation expense:
Research, development and other related costs	1,384	1,487	1,192	3,042	2,697		3,437	3,290	3,853
Selling, general and administrative	2,256	2,441	2,281	7,019	4,364		5,087	5,086	5,648
Amortization of acquired intangibles:	6,022	6,052	6,052	13,744	28,555		28,151	27,769	27,455
Insurance settlement	—	—	(5,000)	—	—		—	—	—
M&A transaction costs	—	—	1,761	9,339	1,871		(34)	—	—
Severance from DTS acquisition
Research, development and other related costs	—	—	—	1,379	49		175	—	510
Selling, general and administrative	—	—	—	4,716	481		(193)	—	350
Post acquisition retention bonus to DTS employees
Research, development and other related costs	—	—	—	255	869		785	838	883
Selling, general and administrative	—	—	—	986	2,753		2,781	2,809	2,785
Tax adjustments for non-GAAP items	(3,180)	(3,275)	(1,482)	(7,837)	(33,808)		17,835	(11,760)	(7,051)
Non-GAAP net income (loss)	$24,572	$30,188	$28,623	$23,341	$(3,198)		$18,967	$15,916	$40,077
Non-GAAP net income (loss) per share-diluted	$0.48	$0.60	$0.57	$0.45	$(0.07)	#	$0.36	$0.30	$0.77
Weighted average number of shares used in per share calculation-diluted*	51,590	50,665	50,339	51,321	49,139	#	52,427	52,794	52,344

*	Non-GAAP diluted shares are based on the GAAP diluted shares adjusted for stock-based compensation expense and tax effect.
#	Basic shares and loss per share - basic were presented in the three months ended March 31, 2017 as we had a non-GAAP net loss.

The following table presents our revenue as recurring and episodic revenue, consistent with how management reviews our quarterly revenue:

	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
Revenue:
Recurring revenue	$54,591	$66,720	$62,433	$60,035	$63,505	$91,322	$88,508	$90,574
Episodic revenue	5,386	300	—	10,100	3,750	—	—	36,073
Total revenue	$59,977	$67,020	$62,433	$70,135	$67,255	$91,322	$88,508	$126,647

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
Xperi Corporation's management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, utilizing the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Xperi Corporation’s management, we determined that Xperi Corporation's internal control over financial reporting was effective as of December 31, 2017. The effectiveness of Xperi Corporation’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, Xperi Corporation’s independent registered public accounting firm, as stated in their attestation report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”).
We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The text of our code of business conduct and ethics has been posted on our website at http://www.xperi.com. and is included as an exhibit to our Current Report on Form 8-K filed with the SEC on December 1, 2016.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference from the information under the captions “Election of Directors,” “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers” and “Report of the Compensation Committee” that will be contained in the Proxy Statement.

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

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accountants” that will be contained in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:

The exhibits listed on the Exhibit Index preceding the signature page to this Annual Report are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Xperi Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Xperi Corporation (formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.) and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 23, 2018

We have served as the Company’s auditor since 1999, which includes periods before the Company became subject to SEC reporting requirements.

XPERI CORPORATION
(formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$138,260	$65,626
Short-term investments	62,432	47,379
Accounts receivable, net of allowance for doubtful accounts of $1,181 and $0, respectively	17,010	15,863
Unbilled contract receivable	10,866	51,923
Other current assets	16,949	19,150
Total current assets	245,517	199,941
Property and equipment, net	34,442	38,855
Intangible assets, net	431,789	541,879
Long-term deferred tax assets	5,156	2,742
Goodwill	385,574	382,963
Other assets	7,546	20,056
Total assets	$1,110,024	$1,186,436
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,233	$7,531
Accrued legal fees	7,483	7,505
Accrued liabilities	47,969	29,086
Current portion of long-term debt	34,451	6,000
Deferred revenue	2,686	895
Total current liabilities	96,822	51,017
Long-term deferred tax liabilities	15,085	32,565
Long-term debt, net	545,211	577,239
Other long-term liabilities	17,330	17,830
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 60,608 and 59,596 shares issued, respectively, and 49,103 and 48,854 shares outstanding, respectively	60	59
Additional paid-in capital	686,660	644,194
Treasury stock at cost; 11,505 and 10,742 shares of common stock at each period end, respectively	(319,397)	(300,114)
Accumulated other comprehensive loss	(303)	(148)
Retained earnings	68,556	163,794
Total stockholders’ equity	435,576	507,785
Total liabilities and stockholders’ equity	$1,110,024	$1,186,436

The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION
(formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue:
Royalty and license fees	$373,732	$259,565	$273,300
Total revenue	373,732	259,565	273,300
Operating expenses:
Cost of revenue	6,308	551	566
Research, development and other related costs	105,849	44,738	32,181
Selling, general and administrative	144,649	72,065	43,592
Amortization expense	111,930	31,870	20,624
Litigation expense, net of settlement	36,496	20,953	14,135
Total operating expenses	405,232	170,177	111,098
Operating income (loss)	(31,500)	89,388	162,202
Interest expense	(28,292)	(2,409)	—
Other income and expense, net	1,449	3,736	3,432
Income (loss) before taxes from continuing operations	(58,343)	90,715	165,634
Provision for (benefit from) income taxes	(1,785)	34,626	48,517
Income (loss) from continuing operations	(56,558)	56,089	117,117
Loss from discontinued operations, net of tax*	—	—	(101)
Net income (loss)	$(56,558)	$56,089	$117,016
Income (loss) per share:
Income (loss) from continuing operations:
Basic	$(1.15)	$1.14	$2.26
Diluted	$(1.15)	$1.12	$2.23
Net income (loss):
Basic	$(1.15)	$1.14	$2.26
Diluted	$(1.15)	$1.12	$2.23
Cash dividends declared per share	$0.80	$0.80	$0.80
Weighted average number of shares used in per share calculations-basic	49,251	49,187	51,802
Weighted average number of shares used in per share calculations-diluted	49,251	50,190	52,586
*Discontinued operations had no impact on net income per share in 2015.
The accompanying notes are an integral part of these consolidated financial statements.

F- 4

XPERI CORPORATION
(formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$(56,558)	$56,089	$117,016
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for- sale securities, net of tax	(155)	1,289	(1,104)
Other comprehensive income (loss)	(155)	1,289	(1,104)
Comprehensive income (loss)	$(56,713)	$57,378	$115,912
The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION
(formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2014	52,840	$58	$576,341	4,960	$(106,231)	$(333)	$71,524	$541,359
Net income	—	—	—	—	—	—	117,016	117,016
Other comprehensive loss	—	—	—	—	—	(1,104)	—	(1,104)
Cash dividends paid on common stock	—	—	—	—	—	—	(41,677)	(41,677)
Issuance of common stock in connection with exercise of stock options	465	—	8,995	—	—	—	—	8,995
Issuance of common stock in connection with employee common stock purchase plan	77	—	1,665	—	—	—	—	1,665
Issuance of restricted stock, net of shares canceled	350	—	—	—	—	—	—	—
Repurchases of common stock, shares exchanged	(105)	—	—	105	(4,047)	—	—	(4,047)
Repurchases of common stock	(3,333)	—	—	3,333	(119,235)	—	—	(119,235)
Stock-based compensation expense	—	—	11,517	—	—	—	—	11,517
Tax effect from employee stock option plan	—	—	668	—	—	—	—	668
Balance at December 31, 2015	50,294	$58	$599,186	8,398	$(229,513)	$(1,437)	$146,863	$515,157
Net income	—	—	—	—	—	—	56,089	56,089
Other comprehensive gain	—	—	—	—	—	1,289	—	1,289
Cash dividends paid on common stock	—	—	—	—	—	—	(39,158)	(39,158)
Issuance of common stock in connection with exercise of stock options	350	—	6,285	—	—	—	—	6,285
Issuance of common stock in connection with employee common stock purchase plan	89	—	1,998	—	—	—	—	1,998
Issuance of restricted stock, net of shares canceled	465	1	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(91)	—	—	91	(2,900)	—	—	(2,900)
Repurchases of common stock	(2,253)	—	—	2,253	(67,701)	—	—	(67,701)
Stock-based compensation expense	—	—	21,101	—	—	—	—	21,101
Fair value of partially vested equity awards assumed in connection with the acq. of DTS	—	—	13,124	—	—	—	—	13,124
Tax effect from employee stock option plan	—	—	2,500	—	—	—	—	2,500
Balance at December 31, 2016	48,854	$59	$644,194	10,742	$(300,114)	$(148)	$163,794	$507,785
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	—	—	829	829
Net loss	—	—	—	—	—	—	(56,558)	(56,558)
Other comprehensive loss	—	—	—	—	—	(155)	—	(155)
Cash dividends paid on common stock	—	—	—	—	—	—	(39,509)	(39,509)
Issuance of common stock in connection with exercise of stock options	180	—	4,872	—	—	—	—	4,872
Issuance of common stock in connection with employee common stock purchase plan	164	—	4,132	—	—	—	—	4,132
Issuance of restricted stock, net of shares canceled	668	1	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(109)	—	—	109	(3,944)	—	—	(3,944)
Repurchases of common stock	(654)	—	—	654	(15,339)	—	—	(15,339)
Stock-based compensation expense	—	—	33,462	—	—	—	—	33,462
Balance at December 31, 2017	49,103	$60	$686,660	11,505	$(319,397)	$(303)	$68,556	$435,576
The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION
(formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(56,558)	$56,089	$117,016
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment	7,201	2,260	1,590
Amortization of intangible assets	111,930	31,870	20,624
Stock-based compensation expense	33,462	21,101	11,517
Bad debt expense	2,404	—	—
Deferred income tax and other, net	(18,294)	7,694	19,477
Amortization of premium or discount on investments	372	4,072	(2,601)
Patents acquired through settlement agreements	(1,664)	—	—
Loss on disposal of property and equipment	251	—	—
Amortization of debt issuance costs	2,423	201	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(3,551)	13,957	2,694
Unbilled contract receivable, net	48,168	—	—
Other assets	3,458	18,067	(10,051)
Accounts payable	(3,298)	1,709	(2,685)
Accrued legal fees	(22)	4,884	(1,819)
Accrued and other liabilities	19,192	(1,573)	(5,074)
Deferred revenue	1,791	(6,471)	(3,412)
Net cash from operating activities	147,265	153,860	147,276
Cash flows from investing activities:
Purchases of property and equipment	(3,323)	(3,794)	(1,002)
Proceeds from sale of property and equipment	235	—	—
Purchases of short-term available-for-sale investments	(33,102)	(161,595)	(298,848)
Proceeds from sales of short-term investments	1,035	299,524	149,975
Proceeds from maturities of short-term investments	16,487	171,255	174,738
Acquisition, net of cash acquired	—	(888,204)	(38,561)
Purchases of intangible assets	(176)	(9,582)	(7,588)
Net cash from investing activities	(18,844)	(592,396)	(21,286)
Cash flows from financing activities:
Proceeds from debt, net	—	583,039	—
Repayment of debt	(6,000)	—	—
Dividend paid	(39,509)	(39,158)	(41,677)
Proceeds from exercise of stock options	4,873	6,285	8,995
Proceeds from employee stock purchase program	4,132	1,998	1,665
Repurchase of common stock	(19,283)	(70,601)	(123,282)
Net cash from financing activities	(55,787)	481,563	(154,299)
Net increase (decrease) in cash and cash equivalents	72,634	43,027	(28,309)
Cash and cash equivalents at beginning of period	65,626	22,599	50,908
Cash and cash equivalents at end of period	$138,260	$65,626	$22,599

Supplemental disclosure of cash flow information:
Interest paid	$28,068	$—	$—
Income taxes paid, net of refunds	$15,678	$7,676	$36,781

Supplemental disclosure of non-cash investing activities:
Fair value of unvested DTS equity awards assumed relating to pre-acquisition services	$—	$13,124	$—
The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION
(formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company completed the acquisition of DTS, Inc. ("DTS"), a publicly-traded developer of sound-based technologies, in December 2016. At the time of the acquisition, Tessera Technologies, Inc. and DTS were combined under the newly-formed Tessera Holding Corporation. During the first quarter of 2017, the Company introduced its new corporate name, “Xperi Corporation”, stock ticker, “XPER”, and launched a new corporate logo.

These changes have resulted in the presentation of the financial statements under the new name of Xperi Corporation (formerly known as Tessera Holding Corporation which is the successor registrant to Tessera Technologies Inc.).  For more information on the acquisition of DTS, Inc., see Note 8 - “Business Combinations.”

Xperi Corporation licenses its innovative products, technologies and inventions to global electronics companies which, in turn, integrate the technologies into their own consumer electronics and semiconductor products. The Company's technologies and inventions are widely adopted and used every day by millions of people. The Company's audio technologies have shipped in billions of devices for the home, mobile and automotive markets. The Company's imaging technologies are embedded in more than 25% of current smartphones. The Company's semiconductor packaging and interconnect technologies have been licensed to more than 100 customers and have shipped in over 100 billion semiconductor chips.
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
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. Refer to Note 3 – “Recent Accounting Pronouncements” for detail.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of current and deferred income tax assets and liabilities, the collectability of accounts receivable, the fair value measurements of goodwill, other intangible assets and investments, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, the assessment of unrecognized tax benefits and the valuation and recognition of stock-based compensation expense, and business combinations, among others. Actual results experienced by the Company may differ from management’s estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. The Company’s cash equivalents are classified as available-for-sale.
Financial Instruments

Investments consist primarily of municipal bonds and notes, corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and money market funds. The Company classifies all investments as current as the securities are available for use, if needed, for current operations. The Company’s cash equivalents and investments are classified as available-for-sale. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive income and reported as a separate component of stockholders’ equity. The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the security until maturity on a more-likely-than-not basis. If the declines in the fair value of the investments are determined to be other-than-temporary, the Company reports the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividend income and realized gains or losses are included in other income and expense, net.
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
At December 31, 2017, the Company had three customers representing 17%, 11% and 10% of aggregate gross trade receivables, respectively. At December 31, 2016, the Company had two customers representing 14% and 13% of aggregate gross trade receivables, respectively.
The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Micron Technology, Inc.	11%	17%	15%
Amkor Technologies, Inc.	10%	15%	14%
Samsung Electronics, Co. Ltd.	*	25%	19%
SK hynix Inc.	*	12%	13%

*	denotes less than 10% of total revenue.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers' inability to make required payments. In determining the reserve, the Company evaluates the collectibility of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company's estimates. The allowance balance was $1.2 million and zero as of December 31, 2017 and December 31, 2016, respectively.

Goodwill and Identified Intangible Assets
Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually in the fourth quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.
If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The Company first determines the fair value of a reporting unit using weighted results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. The Company then compares the derived fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
Identified intangible assets. Identified finite-lived intangible assets consist of acquired patents, existing technology, customer relationships, trademarks and trade names, non-compete agreements resulting from business combinations, and acquired patents under asset purchase agreements. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.
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
Debt Issuance Costs
Debt issuance costs are presented in the consolidated balance sheet as a deduction from the carrying amount of the long-term debt, and are amortized over the term of the associated debt to interest expense using the effective interest method. In addition, the Company elects to continue to defer the unamortized debt issuance costs when it pays down a portion of the debt as the prepayment is factored into the terms agreed to on the debt.
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
Royalty revenues are generated from a licensee's production or shipment of licensed products incorporating the Company’s intellectual property, technologies or software. Licensees with a per-unit arrangement pay a per-unit royalty for each product manufactured or sold, as set forth in each license agreement. Licensees generally report manufacturing or sales information in the quarter subsequent to when such activity takes place. Consequently, the Company recognizes revenue from these per-unit licensing agreements in the quarter as reporting is received following the quarter of manufacture or sale, provided amounts are fixed or determinable and collection is reasonably assured, since it is more reliable than estimating royalty revenue prior to obtaining these reports from the licensees. Use of this "quarter lag" method allows for the receipt of licensee royalty reports prior to the recognition of revenue.
Certain licensees of the Company have also entered into minimum guarantee arrangements, whereby licensees pay a minimum fee for the right to incorporate the Company's technology in the licensee's products over the contract term. These agreements stipulate a fee that corresponds to a minimum number of units or dollars that the customers must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. For these agreements, the Company recognizes the minimum amount on these agreements as revenue ratably over the contract term. Consistent with the aforementioned policy for per-unit license fee agreements, the Company recognizes revenue relating to any additional per-unit fees on a quarter lag basis, since it is more reliable than estimating royalty revenue prior to obtaining these reports from the licensees. Under the acquisition method of purchase accounting, remaining guaranteed payments under existing minimum guarantee arrangements acquired from DTS were recorded as an unbilled contract receivable and other assets as part of the purchase price allocation. Accordingly, such payments will not be recognized as revenue over the remaining term of the contracts. Any new minimum guarantee arrangements with license periods starting subsequent to December 1, 2016 will be recognized as revenue ratably over the contract term in accordance with the policy described above. In addition, no revenue is recognized on shipments made or units manufactured prior to the acquisition date for per unit royalty agreements. Under the acquisition method of purchase accounting, the Company recognizes royalty revenue only on the units shipped or manufactured subsequent to the acquisition date of December 1, 2016. For additional information, refer to "Note 8 – Business Combinations."
The Company also derives revenue from software licenses for digital and video imaging technology. In some instances, the Company may enter into license agreements that involve multiple element arrangements that also include technology transfer, design, technical service and unspecified support. For technology and software licenses, revenue is recognized upon delivery or on a straight-line basis over the period in which the unspecified support or service is performed.
The Company actively monitors and enforces its intellectual property, and pursues third parties who have under-reported the amount of royalties owed under a license agreement or who utilize its intellectual property without a license. As a result of these activities, the Company may, from time to time, recognize royalty revenue that related to infringements or under-reporting that occurred in prior periods. Royalty revenue may also include payments resulting from periodic compliance audits of licensees, as part of a settlement of a patent infringement dispute, or judgments of license dispute. These royalty recoveries may cause revenue to be higher than expected during a particular reporting period and may not occur in subsequent periods. The Company recognizes revenue from royalty recoveries when there is persuasive evidence of an arrangement and collectability is reasonably assured. In the case of litigation settlements, the Company recognizes revenue when payments are received which is deemed to be when collectability is reasonably assured.
The Company provides payment terms to licensees based upon their financial strength, credit worthiness and the Company’s collection experience with the licensee. If the Company provides extended payment terms, revenue is deferred until payment is due.
The Company will adopt ASC 606, Revenue From Contracts With Customers, in fiscal year 2018, which is expected to have a significant impact on the timing of revenue recognition associated with its licensing contracts with customers. Refer to "Note 3 - Recent Accounting Pronouncements" for a detailed discussion.
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
As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes, given the absence of any such payments in the Company’s history, and the estimated low probability of such payments in the future, that the estimated fair value of these indemnification agreements is immaterial. In addition, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover a portion of any such payments.
Research, Development and Other Related Costs
Research and development is conducted primarily in-house and targets development of audio and image enhancement technologies, chip-scale and multi-chip packaging, circuitry design, 3D-IC architectures, wafer-level packaging technology, bonding technologies and machine learning. Research, development and other related costs include expenses associated with applications engineering necessary to port and integrate the Company's technologies and products on third party silicon and into end devices. These costs consist primarily of compensation and related costs for personnel, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred.
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
Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The Company also grants performance share units (PSUs) to employees or consultants. PSU awards will vest if certain employee-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each PSU award will convert into Xperi common stock at a defined ratio depending on the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the PSUs’ requisite service periods. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. See Note 13 – “Stock-based Compensation Expense” for additional detail.
Income Taxes
The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are used in the calculation of tax credits, tax benefits, tax deductions, and in the calculation of certain deferred taxes and tax liabilities. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was signed into law. Several key tax provisions in the legislation will affect us. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring the Company’s U.S. deferred tax assets and liabilities, and reassessing the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows an entity to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting of the transition tax, deferred tax re-measurements, and other items to be provisional, and possibly subject to material change in the future. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
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
NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted this update, on a prospective basis, effective January 1, 2017. The cumulative impact of this update was an adjustment of $0.8 million to retained earnings. As required by the standard, stock-based compensation ("SBC") excess tax benefits or deficiencies are now reflected in the Consolidated Statements of Operations as a component of the provision for (benefit from) income taxes, whereas they previously were recognized in equity. Additionally, the Company’s Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, with the prior periods adjusted accordingly. Finally, as permitted under the standard, the Company will continue to estimate forfeitures at each period. As a result of the adoption of the standard, the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 were adjusted as follows: an $8.2 million and a $0.7 million increase to net cash provided by operating activities, respectively, and an $8.2 million and a $0.7 million increase to net cash used in financing activities, respectively.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash." This ASU provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The Company chose to early adopt this standard effective January 1, 2017. There was no restricted cash at December 31, 2017 and 2016.
In January 2017, the FASB issued ASU No. 2017-04 to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company chose to early adopt this standard in conjunction with its annual goodwill impairment testing in the fourth quarter of 2017. The adoption of this standard did not have a material impact on its consolidated financial statements. See Note 9 -- "Goodwill and Identified Intangible Assets,” for further information.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has further clarified this new guidance for revenue recognition by issuing ASU No. 2016-08 (principal versus agent considerations), ASU No. 2016-10 (identifying performance obligations and licensing), ASU No. 2016-12 (narrow-scope improvements and practical expedients), and ASU No. 2016-20 (technical corrections and improvements to Topic 606). The new standard is effective for the Company beginning January 1, 2018. Under the prior standard, licensing companies generally report revenue from per-unit royalty based arrangements one quarter in arrears. Under the new guidance, the Company will be expected to estimate per-unit royalty-based revenue prior to receiving customer royalty reports. The Company also expects the standard to have a significant impact on the timing of revenue recognition associated with its fixed fee and minimum guarantee arrangements, as a majority of such revenue which is currently recognized over the license term, is expected to be recognized at the inception of the license term. The Company will adopt this standard in fiscal year 2018 using the modified retrospective method, under which the Company will record a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2018 determined on the basis of the impact of the new standard on those contracts that are not completed as of December 31, 2017. The Company has completed its review of contracts and currently expects this one-time adjustment to be between $285 million to $295 million. The Company expects this new standard to have a material impact on its revenue and net income (losses) on an ongoing basis, but no impact on the timing of customer billings or on its cash flows.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis, and early adoption is permitted. The Company will adopt the new standard effective January 1, 2019. While the Company continues to evaluate the effect of adopting this guidance on its consolidated financial statements and related disclosures, it is expected the Company's operating leases, as disclosed in Note 15 - "Commitments and Contingencies," will be subject to the new standard. The Company will recognize right-of-use assets and operating lease liabilities on its consolidated balance sheets upon adoption, which will increase its total assets and liabilities.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company currently does not expect adoption of this standard will have a material impact on its consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company intends to adopt the standard prospectively after the effective date and does not expect adoption of this standard will have a material impact on its consolidated financial statements.
NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Prepaid income taxes	$6,713	$6,645
Prepaid expenses	6,655	6,609
Other	3,581	5,896
	$16,949	$19,150

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Equipment, furniture and other	$26,029	$28,071
Building and improvements	18,222	18,153
Land	5,300	5,300
Leasehold improvements	6,469	6,346
	56,020	57,870
Less: Accumulated depreciation and amortization	(21,578)	(19,015)
	$34,442	$38,855

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 amounted to $7.2 million, $2.3 million and $1.6 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Employee compensation and benefits	$37,056	$18,584
Accrued interest	—	2,200
Other	10,913	8,302
	$47,969	$29,086

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Net unrealized loss on available-for-sale securities, net of tax	$(303)	$(148)
	$(303)	$(148)
NOTE 5 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$45,803	$—	$(230)	$45,573
Commercial paper	2,392	—	(2)	2,390
Treasury and agency notes and bills	6,000	—	(71)	5,929
Certificates of deposit	8,540	—	—	8,540
Money market funds	40,413	—	—	40,413
Total available-for-sale securities	$103,148	$—	$(303)	$102,845
Reported in:
Cash and cash equivalents				$40,413
Short-term investments				62,432
Total marketable securities				$102,845

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$36,590	$7	$(95)	$36,502
Commercial paper	5,220	—	(4)	5,216
Treasury and agency notes and bills	6,029	—	(57)	5,972
Money market funds	14,146	—	—	14,146
Total available-for-sale securities	$61,985	$7	$(156)	$61,836
Reported in:
Cash and cash equivalents				$14,457
Short-term investments				47,379
Total marketable securities				$61,836

At December 31, 2017 and December 31, 2016, the Company had $200.7 million and $113.0 million, respectively, in cash, cash equivalents and short-term investments. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balance of $97.8 million and $51.2 million at December 31, 2017 and December 31, 2016, respectively, was cash held in operating accounts not included in the tables above.
The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2017, 2016 and 2015.

Unrealized losses (net of unrealized gains) of $0.3 million, net of tax, as of December 31, 2017, were related to a temporary decrease in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of December 31, 2017 because the Company has the ability to hold these investments to allow for recovery, and does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the years ended December 31, 2017, 2016 and 2015, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at December 31, 2017 and 2016, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

December 31, 2017	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$30,811	$(189)	$14,762	$(41)	$45,573	$(230)
Treasury and agency notes and bills	—	—	5,929	(71)	5,929	(71)
Commercial paper	2,390	(2)	—	—	2,390	(2)
Total	$33,201	$(191)	$20,691	$(112)	$53,892	$(303)

December 31, 2016	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$14,678	$(44)	$13,230	$(51)	$27,908	$(95)
Treasury and agency notes and bills	5,972	(57)	—	—	5,972	(57)
Commercial paper	5,216	(4)	—	—	5,216	(4)
Total	$25,866	$(105)	$13,230	$(51)	$39,096	$(156)

The estimated fair value of marketable securities by contractual maturity at December 31, 2017 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$73,889
Due in one to two years	19,180
Due in two to three years	9,776
Total	$102,845
NOTE 6 – DISCONTINUED OPERATIONS
The following are included in the Company's discontinued operations:

•
In 2014, the Company announced the cessation of all mems|cam manufacturing operations. As part of these efforts, the Company is no longer operating facilities in Arcadia, California, Rochester, New York, Hsinchu, Taiwan and Japan. All material assets of these operations were sold or licensed to a third party in December 2014. Discontinued operations were fully completed in 2015.

The business discussed above is considered discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within all statements of operations presented and the current balance sheet.
The results from discontinued operations were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenue:
Product and service revenues	$—	$—	$—
Total revenue	—	—	—
Operating expenses:
Cost of revenue	—	—	—
Research, development and other related costs	—	—	—
Selling, general and administrative	—	—	389
Restructuring, impairment of long-lived assets and other charges and gain on sale of patents	—	—	(371)	(1)
Impairment of goodwill	—	—	—
Total operating expenses	—	—	18
Other income and (expense), net	—	—	—
Operating loss before taxes	—	—	(18)
Expense (benefit) from income taxes	—	—	83
Net loss from discontinued operations	$—	$—	$(101)

(1) As noted above, the Company underwent restructuring activities in 2014. Additionally, the Company sold assets and the proceeds are netted against expenses. Discontinued operations were fully completed in 2015.

There were no assets or liabilities associated with discontinued operations at December 31, 2017 and 2016.

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2016 and December 31, 2017.

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2017 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds (1)	$40,413	$40,413	$—	$—
Certificates of deposit (2)	8,540	—	8,540	—
Corporate bonds and notes (2)	45,573	—	45,573	—
Treasury and agency notes and bills (2)	5,929	—	5,929	—
Commercial paper (2)	2,390	—	2,390	—
Total Assets	$102,845	$40,413	$62,432	$—
The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2017:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.
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

The Company also has outstanding debt at December 31, 2017 and 2016 that is considered a level 2 liability and is measured at fair value on a recurring basis. See Note 10 " Debt" for additional information. At December 31, 2017 and 2016, the fair value of the Company's debt is not materially different than the outstanding principal amount.
Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Assets held for sale	Assets included in discontinued operations and held for sale	Other
Balance at December 31, 2015	$—	$—	$4,280
Assets transferred	—	—	—
Assets sold	—	—	—
Assets received	—	—	—
Balance at December 31, 2016	$—	$—	$4,280	(1)
Assets transferred	—	—	—
Assets sold	—	—	—
Assets received	—	—	1,664	(2)
Balance at December 31, 2017	$—	$—	$5,944	(3)

(1) This amount represents the value of the patents that were received as part of licensing settlements with customers. These assets were valued using a methodology based on an arms-length purchase price of bulk patent assets, with adjustments based on limited pick rights, the total available market, and remaining average patent life.
(2) This amount represents the value of patents received as part of a licensing settlement with a customer. These assets were valued using a cost methodology based on prior arms-length patent purchases by both the company and other third party acquirers.
(3) The accumulated amortization associated with the patents was $2.3 million and $1.6 million as of December 31, 2017 and 2016, respectively.

NOTE 8 - BUSINESS COMBINATIONS

DTS, Inc.
On December 1, 2016, the Company completed its acquisition of DTS for approximately $955 million, net of $53.4 million in cash acquired. DTS is a premier audio technology solutions provider for high-definition entertainment experiences. The transaction combined DTS's advanced audio technologies with the Company's existing complementary products, technologies, customer channels and intellectual property assets to enable the creation of an expanded, integrated platform to invent the future of smart sight and sound.
Purchase Price Allocation
The acquisition was accounted for under the acquisition method of accounting. Based upon the fair values acquired, the purchase price allocation is as follows (in thousands):

	Estimated Useful Life (years)		Preliminary Fair Value	Measurement Period Adjustments (1)		Final Fair Value

Cash and cash equivalents			$53,377	$—		$53,377
Accounts receivable			27,114			27,114
Unbilled contracts receivable, short-term			52,845	(3,964)	(2)	48,881
Other current assets			5,269			5,269
Prepaid income taxes			3,278			3,278
Property and equipment			33,573			33,573
Goodwill			372,827	2,611	(3)	375,438
Identifiable intangible assets:
Customer contracts and related relationships	3-7	281,569
Developed technology	5-6	143,639
Trademarks and tradenames	8	38,483
Noncompete agreements	1	2,231
In-process research and development (IPR&D)		3,156
Total identifiable intangible assets			469,078			469,078
Long-term deferred tax assets			637			637
Unbilled contracts receivable, long-term			12,464			12,464
Other assets			4,423			4,423
Accounts payable			(4,006)			(4,006)
Accrued liabilities			(19,727)	(179)	(4)	(19,906)
Deferred revenue			(561)			(561)
Income taxes payable			(727)			(727)
Long-term deferred tax liabilities			(39,822)	1,532	(5)	(38,290)
Other long-term liabilities			(15,337)			(15,337)
Aggregate purchase price			$954,705	$—		$954,705
______________________________________
(1) All adjustments were recorded within the Company's consolidated balance sheet in 2017.
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

Ziptronix
On August 27, 2015, the Company completed its acquisition of Ziptronix, Inc. (“Ziptronix”) for approximately $39 million in cash, net of $1.5 million in working capital (which included $1.9 million in cash) acquired. Approximately $0.7 million of the consideration was withheld until certain employees complete the term of their employment obligations. The acquisition expanded the Company's existing advanced packaging capabilities by adding a low-temperature wafer bonding technology platform that will accelerate delivery of 2.5D and 3D-IC solutions to semiconductor industry customers.
NOTE 9 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

In 2017, the Company assessed goodwill impairment for its segments by performing a qualitative assessment. No impairment of goodwill was indicated as the Company concluded that it was more likely than not that the fair value of its reporting units exceeded its carrying amount. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment testing performed in the fourth quarter of the year ended December 31, 2017.
The changes to the carrying value of goodwill from January 1, 2016 through December 31, 2017 are reflected below (in thousands):

December 31, 2015	$10,136
Goodwill acquired through the acquisition of DTS (1)	372,827
December 31, 2016	$382,963
Purchase price adjustment related to the acquisition of DTS (2)	2,611	(2)
December 31, 2017	$385,574	(3)

(1) For more information regarding these transactions, see Note 8 - " Business Combinations."
(2) Represents the net impact to goodwill of all measurement adjustments, primarily relating to unbilled contracts receivable and to certain acquired tax attributes and related uncertain income tax positions. See Note 8 - "Business Combinations."
(3) Of this amount, approximately $377.9 million is allocated to the Company's Product Licensing reporting segment and approximately $7.7 million is allocated to its Semiconductor and IP Licensing reporting segment.
Identified intangible assets consisted of the following (in thousands):

		December 31, 2017			December 31, 2016
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$142,584	$(113,349)	$29,235	$140,744	$(96,896)	$43,848
Existing technology	5-10	204,394	(61,518)	142,876	203,442	(27,315)	176,127
Customer contracts and related relationships	3-9	291,769	(68,267)	223,502	291,769	(14,011)	277,758
Trademarks/trade name	4-10	40,083	(6,111)	33,972	40,083	(1,138)	38,945
Non-competition agreements	1	2,231	(2,231)	—	2,231	(186)	2,045
Total amortizable intangible assets		681,061	(251,476)	429,585	678,269	(139,546)	538,723
In-Process R&D		2,204	—	2,204	$3,156	$—	$3,156
Total intangible assets		$683,265	$(251,476)	$431,789	$681,425	$(139,546)	$541,879
Amortization expense for the years ended December 31, 2017, 2016, and 2015 amounted to $111.9 million, $31.9 million and $20.6 million, respectively. As of December 31, 2017, the estimated future amortization expense of intangible assets is as follows (in thousands):

2018	$107,941
2019	98,855
2020	87,140
2021	79,478
2022	31,173
Thereafter	24,998
$429,585
NOTE 10 – DEBT
On December 1, 2016, in connection with the consummation of the acquisition of DTS, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto.
The Credit Agreement provided for a $600 million seven-year term B loan facility (the “Term B Loan Facility”). The interest rates applicable to loans outstanding under the Credit Agreement with respect to the Term B Loan Facility are (i) until the delivery of financial statements for the first full fiscal quarter ending after December 1, 2016 equal to, at the Company's option, either a base rate plus a margin of 2.25% per annum or LIBOR plus a margin of 3.25% per annum (the “Effective Date Margin”) and (ii) thereafter, (x) the Effective Date Margin or (y) so long as the ratio of consolidated indebtedness of the Company (minus all unrestricted cash and cash equivalents) to consolidated EBITDA (subject to other customary adjustments) is equal to or less than 1.50 to 1.00, equal to, at the Company's option either a base rate plus a margin of 2.00% per annum or LIBOR plus a margin of 3.00% per annum. Commencing March 31, 2017, the Term B Loan Facility will amortize in equal quarterly installments in aggregate quarterly amounts equal to 0.25% of the original principal amount of the Term B Loan

Facility, with the balance payable on the maturity date of the Term B Loan Facility (in each case subject to adjustment for prepayments). The Term B Loan Facility matures on November 30, 2023.
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
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. The Company was in compliance with all requirements during the year ended December 31, 2017.
At December 31, 2017, $594 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 5.0%. Interest is payable quarterly. There were also $14.3 million of unamortized debt issuance costs. Interest expense for 2017 was $28.3 million which includes $2.4 million in amortized debt issuance costs.
As of December 31, 2017, future minimum principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

2018	$34,451
2019	6,000
2020	6,000
2021	6,000
2022	6,000
Thereafter	535,549
Total	$594,000
Additional payments of debt principal must be made in the event of certain working capital conditions as outlined in the Credit Agreement. There are no penalties for these payments. There were no such additional payments made during the year ended December 31, 2017.
As disclosed in Note 18 - " Subsequent Events," the Company completed a repricing of its Term B Loans subsequent to year-end, reducing its borrowing rate by 75 basis points, to a new rate of Libor plus 250 basis points. In connection with the repricing, the Company paid down $100 million of its outstanding debt and incurred $1.1 million in third party costs.
NOTE 11 – NET INCOME (LOSS) PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2017, 2016 and 2015.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2017	2016	2015
Weighted average common shares outstanding	49,253	49,203	51,841
Unvested common shares subject to repurchase	(2)	(16)	(39)
Total common shares-basic	49,251	49,187	51,802
Effect of dilutive securities:
Options	—	357	343
Restricted stock awards and units	—	646	441
Total common shares-diluted	49,251	50,190	52,586
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

For the year ended December 31, 2017, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 3.0 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.
For the years ended December 31, 2016 and 2015 in the calculation of net income per share, 0.7 million and 0.1 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
NOTE 12 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of December 31, 2017, the total amount authorized for repurchases is $450.0 million. As of December 31, 2017, the Company had repurchased a total of approximately 11,142,000 shares of common stock, since inception of the plan, at an average price of $27.57 per share for a total cost of $307.2 million. As of December 31, 2016, the Company had repurchased a total of approximately 10,488,000 shares of common stock, since inception of the plan, at an average price of $27.83 per share for a total cost of $291.8 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2017, the total amount available for repurchase was $142.8 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and non-statutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years. As of December 31, 2017, there were approximately 0.7 million shares reserved for future grant under this plan.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

		Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2014	1,616	$19.34
Options granted	84	$36.60
Options exercised	(465)	$19.35
Options canceled / forfeited / expired	(93)	$19.04
Balance at December 31, 2015	1,142	$20.63
Options assumed	586	$29.05
Options exercised	(350)	$20.01
Options canceled / forfeited / expired	(46)	$23.25
Balance at December 31, 2016	1,332	$24.41
Options granted	70	$22.45
Options exercised	(180)	$23.04
Options canceled / forfeited / expired	(50)	$34.73
Balance at December 31, 2017	1,172	$24.06	3.52	$4,538

Vested and expected to vest at December 31, 2017	1,138		3.38	$4,482
Exercisable at December 31, 2017	950		2.67	$4,025
The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$12.52 - $18.65	122	4.51	$16.11	113	$16.06
$18.74 - $18.76	14	4.08	$18.75	14	$18.75
$18.84 - $18.84	367	0.42	$18.84	367	$18.84
$18.89 - $19.73	149	5.41	$19.40	107	$19.40
$20.21 - $22.19	143	5.06	$20.96	121	$20.84
$22.24 - $26.16	119	7.89	$23.25	21	$25.52
$27.32 - $38.65	105	4.72	$35.44	54	$35.28
$40.87 - $40.87	4	0.13	$40.87	4	$40.87
$41.15 - $41.15	6	1.13	$41.15	6	$41.15
$43.77 - $43.77	143	2.78	$43.77	143	$43.77
$12.52 - $43.77	1,172	3.52	$24.06	950	$23.92

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of December 31, 2017 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2014	502	633	1,135	$20.30
Awards and units granted	472	90	562	$39.77
Awards and units vested / earned	(240)	(144)	(384)	$20.17
Awards and units canceled / forfeited	(44)	(60)	(104)	$21.54
Balance at December 31, 2015	690	519	1,209	$29.28
Awards and units granted	596	86	682	$30.85
Awards assumed	925	—	925	$40.13
Awards and units vested / earned	(398)	(84)	(482)	$32.18
Awards and units canceled / forfeited	(117)	(137)	(254)	$29.64
Balance at December 31, 2016	1,696	384	2,080	$33.91
Awards and units granted	1,049	919	1,968	$32.60
Awards and units vested / earned	(581)	(94)	(675)	$33.70
Awards and units canceled / forfeited	(150)	(90)	(240)	$31.07
Balance at December 31, 2017	2,014	1,119	3,133	$33.35

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
As of December 31, 2017, there were approximately 443,000 shares reserved for grant under the ESPP and the International ESPP, collectively.
Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors. The Company has paid a quarterly dividend of $0.20 per share since March 2015. Dividends declared were $0.80, per common share in each of 2017, 2016 and 2015.

Assumed Plans
Certain stock awards plans were assumed in the DTS acquisition. The awards outstanding under these plans are included in the tables above. No future grants will be made under these plans.
NOTE 13 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenue	$—	$—	$—
Research, development and other related costs	13,277	7,104	4,005
Selling, general and administrative	20,185	13,997	7,512
Total stock-based compensation expense	33,462	21,101	11,517
Tax effect on stock-based compensation expense	(5,296)	(6,314)	(3,107)
Net effect on net income	$28,166	$14,787	$8,410
Stock-based compensation expense categorized by various equity components for the years ended December 31, 2017, 2016 and 2015 is summarized in the table below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Employee stock options	$1,980	$3,249	$2,676
Restricted stock awards and units	28,909	17,024	8,232
Employee stock purchase plan	2,573	828	609
Total stock-based compensation expense	$33,462	$21,101	$11,517
During the years ended December 31, 2017, 2016 and 2015, the Company granted stock options covering 70,000, zero and 84,000 shares, respectively. In December 2016, the Company assumed and granted stock awards covering 682,000 shares in connection with the DTS acquisition. The 2017, 2016 and 2015 estimated per share fair value of those grants was $4.62, $15.87 and $8.57, respectively, before estimated forfeitures.
The total fair value of restricted stock awards vested during the years ended December 31, 2017, 2016 and 2015 was $22.7 million, $15.9 million and $7.7 million, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $3.6 million, $5.5 million and $9.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
As of December 31, 2017, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $0.7 million to be recognized over an estimated weighted average amortization period of 1.8 years and $48.8 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.4 years.
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
The following assumptions were used to value the awards granted:

	Years Ended December 31,
	2017	2016	2015
Expected life (in years)	4.7	3.8	3.8
Risk-free interest rate	1.8%	1.7%	1.1 - 1.4%
Dividend yield	2.9%	2.4%	2.1 - 2.9%
Expected volatility	29.8%	29.0%	34.0 - 35.6%
The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2017	2016	2015
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	1.2 - 1.3%	0.5 - 0.8%	0.4 - 0.7%
Dividend yield	2.0 - 2.5%	2.4 - 3.0%	2.1 - 3.4%
Expected volatility	28.3 - 30.8%	30.0%	29.7 - 30.0%
For the years ended December 31, 2017, 2016 and 2015, an aggregate of 164,000, 89,000 and 77,000 common shares, respectively, were purchased pursuant to the ESPP.
Modifications
From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. As a result of modifications related to former employees, the Company incurred stock-based compensation expense of $0.3 million for the year ended December 31, 2015. There were no modifications in 2016. In 2017, the impact on the Company's financial statements as a result of one modification was not material.

NOTE 14 – INCOME TAXES
The components of total income (loss) before taxes from continuing operations are as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
U.S.	$8	$90,154	$151,862
Foreign	(58,351)	561	13,772
Total income (loss) before taxes from continuing operations	$(58,343)	$90,715	$165,634
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years ended December 31,
	2017	2016	2015
Current:
U.S. federal	$(79)	$9,564	$2,737
Foreign	16,871	22,552	26,275
State and local	77	8	319
Total current	16,869	32,124	29,331
Deferred:
U.S. federal	(8,390)	2,365	23,478
Foreign	(10,463)	392	(4,138)
State and local	199	(255)	(154)
Total deferred	(18,654)	2,502	19,186
Provision for (benefit from) income taxes	$(1,785)	$34,626	$48,517
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$17,301	$40,969
Research tax credit	15,433	9,642
Foreign tax credit	12,479	7,201
Expenses not currently deductible	13,031	5,193
Basis difference in fixed and intangible assets	3,200	3,529
Gross deferred tax assets	61,444	66,534
Valuation allowance	(32,032)	(12,846)
Net deferred tax assets	29,412	53,688
Deferred tax liabilities
Acquired intangible assets, domestic	(34,408)	(70,338)
Acquired intangible assets, foreign	(4,903)	(13,045)
Unremitted earnings of foreign subsidiaries	(30)	(129)
Net deferred tax liabilities	$(9,929)	$(29,824)

At December 31, 2017 and 2016, the Company had a valuation allowance of $32.0 million and $12.8 million, respectively, related to federal, state, and foreign tax attributes that the Company believes to be not realizable on a more-likely-than-not basis. The $19.2 million increase from the prior year is primarily comprised of $13.5 million attributable to additional valuation allowance recorded against federal tax credits and the remainder is related to remeasurement of deferred taxes that have a corresponding valuation allowance, both as a result of the Tax Act. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company's net deferred tax assets at the end of 2017, management determined that it was more likely than not that the Company would not realize certain federal, state and foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset forecasted future tax liabilities. The Company will continue to monitor the likelihood that it will be able to recover the deferred tax assets in the future, including those for which a valuation allowance is still recorded. This determination includes objectively verifiable positive evidence that outweighs potential negative evidence.

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $32.7 million and state net operating loss carryforwards of approximately $95.4 million. Substantially all of the federal net operating loss carryforwards are carried over from acquired entities, DTS in 2016 and Ziptronix in 2015. The state net operating loss carryforwards are carried over from acquired entities, DTS in 2016, Ziptronix in 2015, and Siimpel Corporation in 2010. The federal net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2026, and will continue to expire through 2034. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2018, and will continue to expire through 2036.

In addition, the Company has research tax credit carryforwards of approximately $10.0 million for federal purposes which were carried over from DTS and Ziptronix, as well as generated in the current year. The federal research tax credit will start to expire in 2018 and will continue to expire through 2037. The Company also has research tax credit carryforwards of approximately $14.5 million for state purposes and $0.6 million for foreign purposes, which will never expire. The Company has $19.8 million of foreign tax credit carryforwards which will begin to expire in 2018 and will continue to expire through 2027. Under the provisions of the Internal Revenue Code, substantial changes in the Company's or its subsidiaries' ownership may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually in the future to offset taxable income. In addition, the Tax Act modifies the maximum deduction of net operating loss, eliminates carryback, and provides for indefinite carryforward for losses generated after December 31, 2017

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	(0.1)	(0.5)	—
Stock-based compensation expense	(2.9)	2.0	0.5
Tax exempt interest	—	(0.2)	(0.1)
Research tax credit	3.2	(1.2)	(0.3)
Foreign withholding tax	(25.2)	24.7	15.7
Transaction costs	—	2.4	—
Foreign tax rate differential	(20.8)	0.4	(2.8)
Foreign tax credit	22.9	(23.5)	(15.3)
Change in valuation allowance	(23.1)	—	(3.0)
Re-measurement of deferred taxes	13.5	—	—
Others	0.6	(0.9)	(0.4)
Total	3.1%	38.2%	29.3%

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for GILTI, deduction for FDII, repeal of corporate alternative minimum tax, limitation of various business deductions, modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision, and limitation on the deductibility of executive compensation. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017.

At December 31, 2017, the Company reflected the provisional income tax effects of the Tax Act under Accounting Standards Codification Topic 740, Income Taxes. The Company has recorded a provisional tax expense in the Statement of Operations of approximately $5.6 million, comprised of approximately $13.5 million tax expense from recording additional valuation allowance against federal tax credits due to certain provisions of the Tax Act, offset by approximately $7.9 million of tax benefit from the remeasurement of U.S. deferred taxes using the relevant tax rate at which the Company expects them to reverse in the future. The estimated one-time transition tax on post-1986 foreign unremitted earnings should not have a material impact to the Company's effective tax rate.

The Company continues to examine the impact of certain provisions of the Tax Act that will become applicable in calendar year 2018 related to BEAT, GILTI, deduction for FDII, and other provisions that could affect its effective tax rate in the future. The Company will record the income tax effects of GILTI and other provisions of the Tax Act as incurred beginning in calendar year 2018. Also, because there may be additional state income tax implications, the Company will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Tax Act. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ from the provisionally recorded amounts. The Company expects to complete its analysis within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118, no later than the fourth quarter of calendar year 2018.

At December 31, 2017, the Company has changed its permanent reinvestment assertion and will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used domestically to fund operations, settle a portion of the outstanding debt obligation, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $70.7 million, of which all was subject to the one-time transition tax on foreign unremitted earnings required by the Tax Act or has otherwise been previously subject to U.S. tax. The Company will accrue approximately $0.3 million of withholding taxes from its foreign subsidiaries on estimated cash that may be remitted back to the U.S. without restrictions.

As of December 31, 2017, unrecognized tax benefits approximated $33.5 million, of which $22.2 million would affect the effective tax rate if recognized. As of December 31, 2016, unrecognized tax benefits approximated $30.1 million, of which $23.8 million would affect the effective tax rate if recognized. The Company does not believe that its unrecognized tax benefits as of December 31, 2017 will significantly increase or decrease within the next twelve months.

The reconciliation of the Company's unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Total unrecognized tax benefits at January 1	$30,088	$3,071	$2,734
Gross increases and decreases due to acquisition of DTS	—	27,584	—
Gross increases and decreases due to tax positions taken in prior periods	2,457	139	699
Gross increases and decreases due to tax positions taken in the current period	961	264	103
Gross increases and decreases due to settlements with taxing authorities	—	—	—
Gross increases and decreases due to lapses in applicable statutes of limitations	—	(970)	(465)
Total unrecognized tax benefits at December 31	$33,506	$30,088	$3,071

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2017, 2016, and 2015, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.6 million and $0.5 million, for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company’s 2013 through 2016 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but utilized in an open year may also be subject to examination. The Company is currently under examination by the Internal Revenue Service for tax year 2014. The Company is not currently under foreign income tax examination.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Lease and Purchase Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2029. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2017, 2016 and 2015 amounted to $6.4 million, $2.8 million and $2.1 million, respectively.
As of December 31, 2017, future minimum lease payments are as follows (in thousands):

Lease Obligations
2018	$6,261
2019	5,501
2020	4,911
2021	3,253
2022	2,776
Thereafter	7,768
$30,470
Under certain contractual arrangements, the Company may be obligated to pay up to approximately $3.0 million over an estimated period of approximately two years if certain milestones are achieved.
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

On April 4, 2017, Tessera, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The parties completed briefing on November 2, 2017. A hearing for oral argument has not yet been scheduled.
Other Litigation Matters
The Company and its subsidiaries are involved in litigation matters and claims in the normal course of business. In the past, the Company and its subsidiaries have litigated to enforce their respective patents and other intellectual property rights, to enforce the terms of license agreements, to protect trade secrets, to determine the validity and scope of the proprietary rights of others and to defend themselves or their customers against claims of infringement or invalidity. The Company expects it or its subsidiaries will be involved in similar legal proceedings in the future, including proceedings regarding infringement of its patents, and proceedings to ensure proper and full payment of royalties by customers under the terms of its license agreements.
The existing and any future legal actions may harm the Company’s business. For example, an adverse decision in any of these legal actions could result in a loss of the Company’s proprietary rights; reduce or limit the value of the Company’s licensed technology; negatively impact the Company’s stock price, its business, consolidated financial position, results of operations, royalties, billings, or cash flows; subject the Company to significant liabilities; or require the Company to seek licenses from others. Furthermore, legal actions could cause an existing customer or strategic partner to cease making royalty or other payments to the Company, or to challenge the validity and enforceability of patents owned by the Company’s subsidiaries or the scope of license agreements with the Company’s subsidiaries, and could significantly damage the Company’s relationship with such customer or strategic partner and, as a result, prevent the adoption of the Company’s other technologies by such customer or strategic partner. Litigation could also severely disrupt or shut down the business operations of customers or strategic partners of the Company’s subsidiaries, which in turn would significantly harm ongoing relations with them and cause the Company to lose royalty revenue.

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
NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its financial results within two reportable segments: (1) Product Licensing and (2) Semiconductor and IP Licensing. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.
The Chief Executive Officer is also the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting.
The Product Licensing segment, including the Company's DTS and FotoNation subsidiaries, licenses its technologies and intellectual property related to audio, digital radio and imaging solutions under the brands DTS, HD Radio and FotoNation. The Product Licensing solutions typically include the delivery of software or hardware-based solutions, combined with various other intellectual property, including know how, patents, trademarks, and copyrights. Product Licensing represents revenue derived primarily from the consumer electronics market and related applications servicing the home, automotive and mobile markets.

The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and IP to manufacturers, foundries, subcontract assemblers and others. The segment includes revenue generated from the technology and IP portfolios of Tessera, Inc. Invensas and Invensas Bonding Technologies, Inc. (formally Ziptronix, Inc.). Tessera, Inc. pioneered chip-scale packaging solutions. Invensas develops advanced semiconductor packaging and 3D interconnect solutions, including wafer bonding solutions, for applications such as smartphones, tablets, laptops, PCs, data centers and automobiles. The Company expands its technology and IP offerings in this segment through a combination of internal R&D and acquisitions. The Company also provides engineering services to customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of the Company's technologies. Through the Company’s technology transfer service, the Company provides detailed documentation outlining design guidelines, process specifications, recommended equipment and process parameters as well as hands-on engineering support to assist its licensees in bringing up and qualifying its technologies at their facilities. This service allows licensees to readily leverage the Company’s years of experience and expertise in direct and hybrid bonding.
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
The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenue:
Product licensing segment (1)	$167,923	$30,499		$31,335
Semiconductor and IP licensing segment	205,809	229,066		241,965
Total revenue	373,732	259,565		273,300
Operating expenses:
Product licensing segment	172,745	25,299		11,191
Semiconductor and IP licensing segment	87,838	72,812		56,315
Unallocated operating expenses (2)	144,649	72,066	(3)	43,592
Total operating expenses	405,232	170,177		111,098
Operating income (loss):
Product licensing segment	(4,822)	5,200		20,144
Semiconductor and IP licensing segment	117,971	156,254		185,650
Unallocated operating expenses (2)	(144,649)	(72,066)		(43,592)
Total operating income (loss)	$(31,500)	$89,388		$162,202
(1) Includes $0.1 million and $1.3 million for 2016 and 2015, respectively, which are not part of current segment operations.
(2) Unallocated operating expenses consist primarily of general and administrative expenses and stock-based compensation. These expenses are not allocated because it is not practical to do so.
(3) Includes approximately $23.9 million in transaction-related costs, severance, and other one-time expenses related to the DTS acquisition.
A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue from continuing operations for the periods indicated (in thousands):

	Years Ended December 31,
	2017		2016		2015
U.S.	$164,846	44%	$99,594	38%	$98,428	36%
Japan	81,688	22	6,866	3	9,409	3
Korea	50,155	13	95,170	37	87,527	32
Taiwan	33,861	9	34,763	13	57,049	21
Other	43,182	12	23,172	9	20,887	8
	$373,732	100%	$259,565	100%	$273,300	100%
For the years ended December 31, 2017, 2016, and 2015, two, four and four customers, respectively, each accounted for 10% or more of total revenue.

As of December 31, 2017, 2016 and 2015 property and equipment, net, by geographical area are presented below (in thousands):

	Years Ended December 31,
	2017	2016	2015
U.S.	$32,862	$36,891	$3,219
Europe	1,019	1,252	529
Asia and other	561	712	—
Total	$34,442	$38,855	$3,748

NOTE 17 – BENEFIT PLAN
The Company maintains 401(k) retirement savings plans that allow voluntary contributions by all employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2017, 2016 and 2015, the Company contributed approximately $2.4 million, $0.8 million, and $0.4 million, respectively, to the 401(k) Plan.
NOTE 18 – SUBSEQUENT EVENTS

Declaration of a Cash Dividend
On February 1, 2018, the Board declared a cash dividend of $0.20 per share of common stock, payable on March 22, 2018, for the stockholders of record at the close of business on March 1, 2018.

Debt Repricing

On January 23, 2018, the Company completed a successful repricing of its Term B Loans, reducing its borrowing rate by 75 basis points, to a new rate of Libor plus 250 basis points. In connection with the repricing, the Company paid down $100 million of its outstanding debt and incurred $1.1 million in third party costs.

Schedule II. Valuation and Qualifying Accounts for the Years Ended December 31, 2017, 2016 and 2015

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2015	$27,087	$(6,485)	$(6,750)	$13,852
2016	$13,852	$(345)	$(660)	$12,847
2017	$12,847	$13,925	$5,260	$32,032

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Accounts receivable:
Allowance for doubtful accounts
2015	$—	$—	$—	$—
2016	$—	$—	$—	$—
2017	$—	$2,404	$(1,223)	$1,181

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1*
Agreement and Plan of Merger, dated as of September 19, 2016, among Tessera Technologies, Inc. (referred to herein as the “Predecessor Registrant”), DTS, Inc., the Registrant, Tempe Merger Sub Corporation and Arizona Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Predecessor Registrant on September 20, 2016)

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

10.2+	2017 Performance Bonus Plan for Executive Officers and Key Employees (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed on March 15, 2017 and incorporated herein by reference)

10.3+
Employee Stock Purchase Plan, as amended and restated effective July 31, 2013 (filed as Appendix B to the Definitive Proxy Statement of the Predecessor Registrant, filed April 16, 2013, and incorporated herein by reference)

10.4+	Amended and Restated International Employee Stock Purchase Plan (filed as Appendix B to the Registrant’s Definitive Proxy Statement, filed March 15, 2017, and incorporated herein by reference)

10.5+	Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Predecessor Registrant’s Definitive Proxy Statement, filed March 18, 2015, and incorporated herein by reference)
10.6+
First Amendment to Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed May 2, 2016, and incorporated herein by reference)

10.7+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Predecessor Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.8+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.9+
Form of Stock Option Agreement (Board) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.10+
Form of Stock Option Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.11+
Form of Stock Option Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.12+
Form of Stock Option Agreement for the Tessera Technologies, Inc. Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2015, and incorporated herein by reference)

10.13+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Predecessor Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.14+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.15+
Form of Restricted Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.6 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.16+
Form of Restricted Stock Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.7 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.17+
Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2015, and incorporated herein by reference)

10.18+
Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Predecessor Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.19+
Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.8 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.20+
Form of Deferred Stock Agreement (Performance Vesting) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.9 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.21+
Form of Deferred Stock Agreement (Ireland) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.10 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.22+
Form of Deferred Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.11 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.23+
Form of Deferred Stock Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.24+
Employment and Severance Agreement, dated April 28, 2017, by and between the Registrant and Jon Kirchner (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 2, 2017, and incorporated herein by reference)

10.25+
Employment Transition and Consulting Agreement, dated May 3, 2017, by and between the Registrant and Thomas Lacey (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed August 2, 2017, and incorporated herein by reference)

10.26+
Amended and Restated Severance Agreement, dated February 22, 2017, by and between the Registrant and Robert Andersen (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 27, 2017 and incorporated herein by reference)

10.27+
Amended and Restated Change in Control Severance Agreement, dated February 22, 2017, by and between the Registrant and Robert Andersen (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed February 27, 2017, and incorporated herein by reference)

10.28+
Severance Agreement, dated December 19, 2016, by and between DTS, Inc. and Geir Skaaden (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2017, and incorporated herein by reference)

10.29+
Change in Control Severance Agreement, dated December 19, 2016, by and between DTS, Inc. and Geir Skaaden (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2017, and incorporated herein by reference)

10.30+	Severance Agreement, dated October 16, 2017, by and between the Registrant and Murali Dharan

10.31+	Change in Control Severance Agreement, dated October 16, 2017, by and between the Registrant and Murali Dharan
10.32+	Non-Employee Director Compensation Policy (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 2, 2017, and incorporated herein by reference)
10.33
Credit Agreement, dated as of December 1, 2016, among Tessera Holding Corporation (f/k/a Tempe Holdco Corporation), the lenders party thereto and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

10.34
Amendment No. 1 to Credit Agreement, dated as of January 23, 2018, among the Registrant, the other loan parties thereto, the participating lenders, and Royal Bank of Canada, as administrative agent, collateral agent and fronting bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 24, 2018, and incorporated herein by reference)

10.35
Guaranty, dated December 1, 2016, by the Registrant’s subsidiary guarantors in favor of Royal Bank of Canada, as administrative agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

10.36
Security Agreement, dated December 1, 2016, among the Registrant, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

10.37+	DTS, Inc. 2014 New Employee Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of DTS, Inc., filed August 20, 2014, and incorporated herein by reference)
10.38+	Amendment No. 1 to DTS, Inc. 2014 New Employee Incentive Plan (filed as Exhibit 99.3 to Registration Statement on Form S-8 of DTS, Inc., filed August 10, 2015, and incorporated herein by reference)
10.39+	Amendment No. 2 to DTS, Inc. 2014 New Employee Incentive Plan (filed as Exhibit 99.3 to Registration Statement on Form S-8 of DTS, Inc., filed November 9, 2015, and incorporated herein by reference)
10.40+	DTS, Inc. 2013 Employee Stock Purchase Plan (filed as Exhibit 99.1 to Registration Statement on Form S-8 of DTS, Inc., filed August 16, 2013, and incorporated herein by reference)
10.41+	DTS, Inc. 2013 Foreign Subsidiary Employee Stock Purchase Plan (filed as Exhibit 99.2 to Registration Statement on Form S-8 of DTS, Inc., filed August 16, 2013, and incorporated herein by reference)
10.42+	DTS, Inc. 2012 Equity Incentive Plan and Amendment No. 1 (filed as Appendix A to Definitive Proxy Statement on Schedule 14A of DTS, Inc., filed April 14, 2015, and incorporated herein by reference)
10.43+
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

*
The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request. Readers are cautioned that the representations and warranties set forth in this agreement are qualified by those schedules, and should not be relied upon as accurate or complete without reference to those schedules

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 23, 2018

Xperi Corporation

By:	/s/ Jon Kirchner
Jon Kirchner Chief Executive Officer
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Jon Kirchner and Robert Andersen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon Kirchner Jon Kirchner	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018

/s/ Robert J. Andersen Robert J. Andersen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2018

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors	February 23, 2018

/s/ Tudor Brown Tudor Brown	Director	February 23, 2018

/s/ John Chenault John Chenault	Director	February 23, 2018

/s/ Dave Habiger Dave Habiger	Director	February 23, 2018

/s/ V. Sue Molina V. Sue Molina	Director	February 23, 2018

/s/ George A. Riedel George A. Riedel	Director	February 23, 2018

/s/ Christopher A. Seams Christopher A. Seams	Director	February 23, 2018