Form 10-Q
period 2018-03-31
Xperi Corp
filed 2018-05-03
CIK 1690666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of April 26, 2018 was 49,030,824.

XPERI CORPORATION
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2018

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(33,017)	$(11,029)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	1,775	1,834
Amortization of intangible assets	27,166	28,554
Stock-based compensation expense	7,408	7,081
Deferred income tax	(6,743)	(37,950)
Amortization of premium or discount on investments and other	1,012	87
Changes in operating assets and liabilities:
Accounts receivable	(7,059)	(7,132)
Unbilled contracts receivable, net	31,123	30,620
Other assets	(770)	6,575
Accounts payable	(609)	(3,292)
Accrued legal fees	(787)	1,499
Accrued and other liabilities	(17,543)	183
Deferred revenue	2,694	1,932
Net cash from operating activities	4,650	18,962
Cash flows from investing activities:
Purchases of property and equipment	(768)	(565)
Purchases of short-term investments	—	(11,493)
Proceeds from sales of short-term investments	8,540	1,035
Proceeds from maturities of short-term investments	7,800	4,650
Net cash from investing activities	15,572	(6,373)
Cash flows from financing activities:
Dividend paid	(9,886)	(9,843)
Repayment of debt	(100,000)	(1,500)
Proceeds from exercise of stock options	829	4,241
Proceeds from employee stock purchase program	3,402	1,155
Repurchase of common stock	(17,861)	(3,251)
Net cash from financing activities	(123,516)	(9,198)
Net increase (decrease) in cash, cash equivalents and restricted cash	(103,294)	3,391
Cash and cash equivalents at beginning of period	138,260	65,626
Cash, cash equivalents and restricted cash at end of period	$34,966	$69,017

Supplemental disclosure of cash flow information:
Interest paid	$5,650	$8,100
Income taxes paid, net of refunds	$3,963	$3,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$34,966	$138,260
Short-term investments	45,824	62,432
Accounts receivable, net	23,107	17,010
Unbilled contracts receivable	204,765	10,866
Other current assets	17,364	16,949
Total current assets	326,026	245,517
Long-term unbilled contracts receivable	71,331	2,930
Property and equipment, net	33,423	34,442
Intangible assets, net	404,623	431,789
Goodwill	385,574	385,574
Other assets	5,383	9,772
Total assets	$1,226,360	$1,110,024
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,624	$4,233
Accrued legal fees	6,696	7,483
Accrued liabilities	30,785	47,969
Current portion of long-term debt	—	34,451
Deferred revenue	4,597	2,686
Total current liabilities	45,702	96,822
Long-term deferred tax liabilities	72,564	15,085
Long-term debt, net	480,330	545,211
Other long-term liabilities	17,403	17,330
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 61,509 and 60,608 shares issued, respectively, and 49,225 and 49,103 shares outstanding, respectively	61	60
Additional paid-in capital	698,297	686,660
Treasury stock at cost: 12,284 and 11,505 shares of common stock at each period end, respectively	(337,258)	(319,397)
Accumulated other comprehensive loss	(520)	(303)
Retained earnings	249,781	68,556
Total stockholders’ equity	610,361	435,576
Total liabilities and stockholders’ equity	$1,226,360	$1,110,024
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
Royalty and license fees	$65,532	$67,255
Total revenue	65,532	67,255
Operating expenses:
Cost of revenue	2,324	1,400
Research, development and other related costs	26,515	26,012
Selling, general and administrative	34,702	41,205
Amortization expense	27,166	28,555
Litigation expense	7,316	9,978
Total operating expenses	98,023	107,150
Operating loss	(32,491)	(39,895)
Interest expense	(6,318)	(6,459)
Other income and expense, net	3,154	46
Loss before taxes	(35,655)	(46,308)
Benefit from income taxes	(2,638)	(35,279)
Net loss	$(33,017)	$(11,029)
Basic and diluted net loss per share:
Basic	$(0.67)	$(0.22)
Diluted	$(0.67)	$(0.22)
Cash dividends declared per share	$0.20	$0.20
Weighted average number of shares used in per share calculations-basic	49,302	49,139
Weighted average number of shares used in per share calculations-diluted	49,302	49,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
 (unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net loss	$(33,017)	$(11,029)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities, net of tax	(217)	38
Other comprehensive income (loss)	(217)	38
Comprehensive loss	$(33,234)	$(10,991)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Xperi Corporation (the “Company”) completed the acquisition of DTS, Inc. ("DTS"), a publicly-traded developer of sound-based technologies, in December 2016. At the time of the acquisition, Tessera Technologies, Inc. and DTS were combined under the newly-formed Tessera Holding Corporation. During the first quarter of 2017, the Company introduced its new corporate name, “Xperi Corporation”, stock ticker, “XPER”, and launched a new corporate logo.

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
The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2018 and 2017, and for the three months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2017 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018 (the “Form 10-K”).
The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2018 or any future period and the Company makes no representations related thereto.
Reclassification
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are detailed in "Note 2 - Summary of Significant Accounting Policies" in its Form 10-K for the year ended December 31, 2017. Significant changes to its accounting policies as a result of adopting Topic 606 are discussed in Note 3 - Revenue.
Recently Adopted Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." This ASU requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted this standard as of January 1,

2018 on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard as of January 1, 2018 on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of goods or services is transferred to customers at an amount that reflects the consideration the entity expects to be entitled in exchange for the goods or services. Under the prior standard, licensing companies generally reported revenue from per-unit royalty based arrangements one quarter in arrears. Under the new guidance, the Company estimates per-unit royalty-based revenue prior to receiving customer royalty reports. The Company also expects the standard to have a significant impact on the timing of revenue recognition associated with its fixed fee and minimum guarantee arrangements, as a majority of such revenue which had previously been recognized over the license term is expected to be recognized at the inception of the license term. On January 1, 2018, the Company adopted the new standard using the modified retrospective method, under which the Company recorded a $224 million cumulative net of tax adjustment to the opening balance of retained earnings on January 1, 2018. The adjustment was determined by measuring the impact of the new standard on existing contracts that were not completed as of December 31, 2017. Prior period comparative information has not been restated and continues to be reported under Topic 605 in effect for those periods. The Company expects this new standard to have a material impact on its revenue and its consolidated statement of operations and balance sheet on an ongoing basis, with no impact on the timing of customer billings or on cash flows. See “Note 3 - Revenue" for further discussion.
The cumulative effect of the changes made to the Company's condensed consolidated balance sheet for the adoption of Topic 606 was as follows (in thousands):

BALANCE SHEET	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Assets
Unbilled contracts receivable	$10,866	$188,760	$199,626
Other current assets	16,949	(2,000)	14,949
Long-term unbilled contracts receivable	2,930	105,193	108,123
Other assets	9,772	(3,656)	6,116
Liabilities
Accrued liabilities	47,969	432	48,401
Deferred revenue	2,686	(783)	1,903
Long-term deferred tax liabilities	15,085	64,520	79,605

Equity
Retained earnings	68,556	224,128	292,684
The most significant impact from adopting Topic 606 was a substantial increase in unbilled contracts receivable, long-term deferred tax liabilities and retained earnings, which was driven primarily by applying the standard on fixed fee and minimum guarantee contracts that were not completed as of December 31, 2017, and secondarily by recording to retained earnings those royalties from customer shipments completed in the fourth quarter of 2017 and reported to the Company in the first quarter of 2018. The adjustments noted above had no impact on the Company's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018.
Adoption of the new revenue standard had the following impact on the Company's condensed consolidated financial statements as compared to the comparable results under the previous accounting standards (in thousands, except per share amounts):

	Three months ended March 31, 2018
STATEMENT OF OPERATIONS	As Reported	Amounts under Topic 605	Effect of Change Higher/(lower)

Royalty and license fees	$65,532	$96,160	$(30,628)
Cost of revenue	2,324	2,099	225
Operating loss	(32,491)	(1,638)	(30,853)
Other income and expense, net	3,154	1,003	2,151
Loss before taxes	(35,655)	(6,953)	(28,702)
Provision for (benefit from) income taxes	(2,638)	2,250	(4,888)
Net loss	(33,017)	(9,203)	(23,814)

Basic/Diluted net loss per share	$(0.67)	$(0.19)	$(0.48)

	As of March 31, 2018
BALANCE SHEET	As Reported	Amounts under Topic 605	Effect of Change Higher/(lower)
Assets
Unbilled contracts receivable	$204,765	$10,340	$194,425
Other current assets	17,364	19,114	(1,750)
Long-term unbilled contracts receivable	71,331	2,488	68,843
Other assets	5,383	7,571	(2,188)
Liabilities
Accrued liabilities	30,785	30,687	98
Deferred revenue	4,597	5,636	(1,039)
Long-term deferred tax liabilities	72,564	12,610	59,954
Equity
Retained earnings	249,781	49,464	200,317

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for the Company in the first quarter of 2019, and early adoption is permitted. The Company will adopt the new standard effective January 1, 2019. While the Company continues to evaluate the effect of adopting this guidance on its consolidated financial statements and related disclosures, it is expected the Company's operating leases, as disclosed in Note 13 - "Commitments and Contingencies," will be subject to the new standard. The Company will recognize right-of-use assets and operating lease liabilities on its consolidated balance sheets upon adoption, which will increase total assets and liabilities, respectively.
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
NOTE 3 – REVENUE

As discussed in Note 2, on January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not restated and continue to be reported in accordance with the historic accounting under Topic 605.

Revenue Recognition
The Company derives its revenue primarily from royalty and license fees for rights to use the Company’s intellectual property and technologies (“IP”). Revenue is recognized upon transfer of control of promised products, services or IP rights to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products, services or licensing of the IP rights.
Certain licensees have entered into fixed fee or minimum guarantee arrangements, whereby licensees pay a fixed fee for the right to incorporate the Company's technology in the licensee's products over the license term. In arrangements with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. In most cases, the customer pays the fixed license fee in specified installments over the license term. For these agreements, the Company recognizes the full fixed fee as revenue at the beginning of the license term, when the licensee has the right to use the IP and begins to benefit from the license.
If the contract term of a fixed fee or minimum guarantee arrangement is longer than one year, the Company also considers the scheduled payment arrangements to determine whether a significant financing component exists. In general, if the payment arrangements extend beyond the initial twelve months of the contract, the Company treats a portion of the payments as a significant financing component. When the payments are expected to be received within one year or less, the Company does not adjust the promised amount of consideration for the effects of a financing component. The discount rate used for each arrangement reflects the rate that would be used in a separate financing transaction between the Company and the licensee at contract inception, and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, the Company recognizes a portion of the financing component as interest income, reported as other income and expense in the Consolidated Statements of Operations.
For certain licensees, royalty revenues are generated based on a licensee's production or shipment of licensed products incorporating the Company’s IP, technologies or software. Licensees with a per-unit arrangement pay a per-unit royalty for each product manufactured or sold, as set forth in its license agreement. Licensees generally report manufacturing or sales information in the quarter subsequent to when the shipment activity takes place. The Company estimates the royalties earned each quarter based on its forecast of manufacturing and sales activity incurred by its licensees in that quarter. Any differences between actual royalties owed by a licensee and the Company’s quarterly estimate are recognized in the following quarter, when the licensee’s royalty report is received. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires the Company to make significant assumptions and judgments that could have a material impact on the amount of revenue it reports on a quarterly basis.
The Company actively monitors and enforces its IP, including seeking appropriate compensation from customers that have under-reported royalties owed under a license agreement and from third parties that utilize the Company’s intellectual property without a license. As a result of these activities, the Company may, from time to time, recognize revenue from payments resulting from periodic compliance audits of licensees for underreporting royalties incurred in prior periods, as part of a settlement of a patent infringement dispute, or legal judgments from a license dispute. These recoveries and settlements may cause revenue to be higher than expected during a particular reporting period and such recoveries may not occur in subsequent periods. The Company recognizes revenue from recoveries when a binding agreement has been executed and the Company concludes collection under that agreement is likely.
In some instances, the Company may enter into license agreements that contain multiple performance obligations that include engineering services in addition to a technology or software license. For such arrangements where all components are capable of being distinct and accounted for as separate performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices ordinarily charged to customers, or in some cases by applying a reasonable cost-plus margin. The consideration for engineering services is recognized as the underlying performance obligations are satisfied. Generally, the Company satisfies performance obligations over time and therefore recognizes revenue over time by measuring the progress toward completion of the performance obligation at each reporting period.
Revenue is recognized gross of withholding taxes that are remitted directly by the Company's licensees directly to a local tax authority.

For additional detail on the Company's revenue disaggregated by geographic location, refer to Note 14 - "Segment and Geographic Information."
Contract Balances
Unbilled Contracts Receivable
Timing of revenue recognition may differ significantly from the timing of invoicing to customers. Accounts receivable, net, include amounts billed and currently due from customers. Unbilled contracts receivable represent unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date (or cumulative adjustments to retained earnings in the initial period of adopting Topic 606) exceeds the amount billed, and right to payment is subject to the underlying contractual terms. Unbilled contracts receivable amounts may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date.
Deferred Revenue
Deferred revenue includes payments made by licensees for which the corresponding performance obligations have not yet been fully satisfied by the Company and typically occurs when performance obligations are satisfied over time.
The following table presents additional revenue and contract disclosures (in thousands):

	Three months ended March 31,
	2018	2017
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$353	$236
Performance obligations satisfied in previous periods (true ups or settlements)	—	—

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under the Company’s engineering services contracts. The Company's remaining revenue under contracts with performance obligations was as follows (in thousands):

	As of
	March 31, 2018	December 31, 2017
Revenue from contracts with performance obligations expected to be satisfied in:
One year or less	$4,442	$2,440
More than one year but less than two years	175	149
More than two years	274	240
Total	$4,891	$2,829
Practical Expedients
The Company expenses sales commissions when incurred because the amortization period generally would have been one year or less. In addition, sales commissions have historically not been a significant expense and are not contemplated to be significant in the future. Sales commissions are recorded in selling, general and administrative expenses in the consolidated statement of operations.
NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Prepaid income taxes	$6,609	$6,713
Prepaid expenses	7,009	6,655
Other	3,746	3,581
	$17,364	$16,949

Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Equipment, furniture and other	$26,735	$26,029
Building and improvements	18,222	18,222
Land	5,300	5,300
Leasehold improvements	6,437	6,469
	56,694	56,020
Less: accumulated depreciation and amortization	(23,271)	(21,578)
	$33,423	$34,442

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 amounted to $1.8 million and $1.8 million, respectively.
Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Employee compensation and benefits	$21,093	$37,056
Other	9,692	10,913
	$30,785	$47,969
Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Unrealized loss on available-for-sale securities, net of tax	$(520)	$(303)
	$(520)	$(303)
Other income and expense, net, consisted of the following (in thousands):

	For the three months ended,
	March 31, 2018	March 31, 2017
Interest income from significant financing components under Topic 606	$2,151	$—
Interest income from investments	250	213
Other income (losses)	753	(167)
	$3,154	$46

NOTE 5 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$37,945	$—	$(441)	$37,504
Commercial paper	2,399	—	—	2,399
Treasury and agency notes and bills	6,000	—	(79)	5,921
Money market funds	2,124	—	—	2,124
Total available-for-sale securities	$48,468	$—	$(520)	$47,948
Reported in:
Cash and cash equivalents				$2,124
Short-term investments				45,824
Total marketable securities				$47,948

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$45,803	$—	$(230)	$45,573
Commercial paper	2,392	—	(2)	2,390
Treasury and agency notes and bills	6,000	—	(71)	5,929
Certificates of deposit	8,540	—	—	8,540
Money market funds	40,413	—	—	40,413
Total available-for-sale securities	$103,148	$—	$(303)	$102,845
Reported in:
Cash and cash equivalents				$40,413
Short-term investments				62,432
Total marketable securities				$102,845
At March 31, 2018 and December 31, 2017, the Company had $80.8 million and $200.7 million, respectively, in cash, cash equivalents and short-term investments. These balances include $32.8 million and $97.8 million in cash held in operating accounts not included in the tables above at March 31, 2018 and December 31, 2017, respectively.
The gross realized gains and losses on sales of marketable securities were not significant during the three months ended March 31, 2018 and 2017.
Unrealized losses were $0.5 million and $0.3 million, net of tax, as of March 31, 2018 and December 31, 2017, respectively. These amounts were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of March 31, 2018 because the Company has the intent and ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three months ended March 31, 2018 and 2017, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at March 31, 2018 and December 31, 2017, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

March 31, 2018	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$30,557	$(401)	$6,947	$(40)	$37,504	$(441)
Treasury and agency notes and bills	—	—	5,921	(79)	5,921	(79)
Total	$30,557	$(401)	$12,868	$(119)	$43,425	$(520)

December 31, 2017	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$30,811	$(189)	$14,762	$(41)	$45,573	$(230)
Commercial paper	2,390	(2)	—	—	2,390	(2)
Treasury and agency notes and bills	—	—	5,929	(71)	5,929	(71)
Total	$33,201	$(191)	$20,691	$(112)	$53,892	$(303)

The estimated fair value of marketable securities by contractual maturity at March 31, 2018 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$19,224
Due in one to two years	19,070
Due in two to three years	9,654
Total	$47,948
NOTE 6 – FAIR VALUE

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2017 and March 31, 2018.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of March 31, 2018 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds (1)	$2,124	$2,124	$—	$—
Corporate bonds and notes (2)	37,504	—	37,504	—
Treasury and agency notes and bills (2)	5,921	—	5,921	—
Commercial paper (2)	2,399	—	2,399	—
Total Assets	$47,948	$2,124	$45,824	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at March 31, 2018:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

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

The Company also has outstanding debt at March 31, 2018 and December 31, 2017 that is considered a level 2 liability and is measured at fair value on a recurring basis. See “Note 8 - Debt” for additional information. At March 31, 2018 and December 31, 2017, the fair value of the Company's debt was not materially different than the outstanding principal amount.
NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The Company's reporting units include the Product Licensing segment and the Semiconductor and IP Licensing segment. Of the carrying value of goodwill, approximately $377.9 million was allocated to the Product Licensing segment and approximately $7.7 million was allocated to the Semiconductor and IP Licensing segment as of March 31, 2018 and December 31, 2017, respectively.
Identified intangible assets consisted of the following (in thousands):

		March 31, 2018			December 31, 2017
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$142,584	$(117,314)	$25,270	$142,584	$(113,349)	$29,235
Existing technology	5-10	204,394	(70,085)	134,309	204,394	(61,518)	142,876
Customer contracts and related relationships	3-9	291,769	(81,658)	210,111	291,769	(68,267)	223,502
Trademarks/trade name	4-10	40,083	(7,354)	32,729	40,083	(6,111)	33,972
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total amortizable intangible assets		681,061	(278,642)	402,419	681,061	(251,476)	429,585
In-process research and development		2,204	—	2,204	2,204	—	2,204
Total intangible assets		$683,265	$(278,642)	$404,623	$683,265	$(251,476)	$431,789
Amortization expense for the three months ended March 31, 2018 and 2017 amounted to $27.2 million and $28.6 million, respectively.
As of March 31, 2018, the estimated future amortization expense of total (amortizable) intangible assets was as follows (in thousands):

2018 (remaining 9 months)	$80,775
2019	98,855
2020	87,140
2021	79,478
2022	31,173
Thereafter	24,998
$402,419
NOTE 8 - DEBT
On December 1, 2016, in connection with the consummation of the acquisition of DTS, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provided for a $600 million seven-year term B loan facility (the “Term B Loan Facility”) which matures on November 30, 2023. Upon the closing of the Credit Agreement, the Company borrowed $600 million under the Term B Loan facility. Net proceeds were used on December 1, 2016, together with cash and cash equivalents, to finance the acquisition of DTS.
On January 23, 2018, the Company and the loan parties entered into an amendment to the Credit Agreement (the “Amendment”). In connection with the Amendment, the Company made a voluntary prepayment of $100.0 million of the term loan outstanding under the Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a replacement of the outstanding initial term loan with the new tranche term B-1 loan (the “Amended Term B Loan”) in a principal amount of $494.0 million, (ii) a reduction of the interest rate margin applicable to such loan to (x) in the case of Eurodollar loans, 2.50% per annum and (y) in the case of base rate loans, 1.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the Amended Term B Loan within six months of the closing date of the Amendment, and (iv) certain amendments to provide the Company with additional flexibility under the covenant governing restricted payments.
The Company’s obligations under the Credit Agreement, as amended by the Amendment, continue to be guaranteed by substantially all of the Company’s subsidiaries, and secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Company was in compliance with all requirements during the three months ended March 31, 2018.
All lenders of the Term B Loan Facility participated in the Amendment and the changes in terms were not considered substantial. Accordingly, the repricing event was accounted for as a debt modification. In connection with the repricing, the Company incurred and expensed $1.1 million in third party costs, which were recorded in selling, general and administrative expense in the Condensed Consolidated Statement of Operations, in the first quarter of 2018. In addition, the Company elected to continue to defer the unamortized debt issuance costs related to the partial pay-down of the debt as the prepayment was factored into the terms agreed to on the debt.
At March 31, 2018, $494 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 5.1%. Interest is payable monthly. There were also $13.7 million of unamortized debt issuance costs recorded as a reduction of the long-term portion of the debt. Interest expense was $6.3 million and $6.5 million for the three months ended March 31, 2018 and 2017, respectively. Amortized debt issuance costs, which were included in the interest expense, amounted to $0.7 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. Other than the voluntary prepayment of $100 million in January 2018, there were no other debt principal payments in the first quarter of 2018 as the prepayment exceeded the minimum principal payment requirements. During the three months ended March 31, 2017, there was a debt principal payment of $1.5 million.
As of March 31, 2018, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2018 (remaining 9 months)	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	494,000
Total	$494,000
NOTE 9 – NET LOSS PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s loss per share calculation for the three months ended March 31, 2018 and 2017.
The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Denominator:
Weighted average common shares outstanding	49,302	49,144
Less: shares of restricted stock subject to repurchase	—	(5)
Total common shares-basic	49,302	49,139
Effect of dilutive securities:
Options	—	—
Restricted stock awards and units	—	—
Total common shares-diluted	49,302	49,139
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
For the three months ended March 31, 2018 and 2017, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 3.1 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share for the three months ended March 31, 2018 because including them would have been anti-dilutive. For the three months ended March 31, 2017, in the calculation of net loss per share, 0.7 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.
NOTE 10 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2018, the Company has repurchased a total of approximately 11,787,000 shares of common stock, since inception of the plan, at an average price of $27.33 per share for a total cost of $322.1 million. As of December 31, 2017, the Company had repurchased a total of approximately 11,142,000 shares of common stock, since inception of the plan, at an average price of $27.57 per share for a total cost of $307.2 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2018, the total remaining amount available for repurchase was $127.9 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
As of March 31, 2018, there were approximately 0.1 million shares reserved for future grant under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”). At the 2018 annual stockholders meeting held on April 27, 2018, shareholders approved an amendment to the 2003 Plan reserving an additional 3.9 million shares for future issuance.
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2017	1,172	$24.06
Options granted	—	—
Options exercised	(45)	$18.23
Options canceled / forfeited / expired	(35)	$34.58
Balance at March 31, 2018	1,092	$23.97

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of March 31, 2018 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2017	2,014	1,119	3,133	$33.35
Awards and units granted	683	—	683	$22.37
Awards and units vested / earned	(506)	(171)	(677)	$35.62
Awards and units canceled / forfeited	(74)	(227)	(301)	$29.03
Balance at March 31, 2018	2,117	721	2,838	$30.63

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
Employee Stock Purchase Plans
As of March 31, 2018, there were approximately 265,000 shares reserved for grant under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “International ESPP”), collectively. At the 2018 annual stockholders meeting on April 27, 2018, shareholders approved an amendment to the ESPP adding an additional 1.0 million shares to the share reserve.
NOTE 11 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Research, development and other related costs	$3,094	$2,870
Selling, general and administrative	4,314	4,211
Total stock-based compensation expense	7,408	7,081
Tax effect on stock-based compensation expense	(1,256)	(2,019)
Net effect on net income (loss)	$6,152	$5,062

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2018 and 2017 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Employee stock options	$177	$645
Restricted stock awards and units	6,432	6,006
Employee stock purchase plan	799	430
Total stock-based compensation expense	$7,408	$7,081
There were no options granted in the three months ended March 31, 2018 and 2017.
ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	February 2018	February 2017
Expected life (years)	2.0	2.0
Risk-free interest rate	2.2%	1.2%
Dividend yield	3.6%	2.0%
Expected volatility	39.4%	28.3%

NOTE 12 – INCOME TAXES
For the three months ended March 31, 2018, the Company recorded an income tax benefit of $2.6 million on a pre-tax loss of $35.7 million which resulted in an effective tax rate of 7.4%. The effective tax rate was primarily related to tax benefit from losses and credits generated from operations offset by foreign withholding taxes, certain book-to-tax permanent differences, valuation allowance recorded against the Company’s unutilized tax credits generated in the current year, and shortfalls from stock-based compensation. For the three months ended March 31, 2017, the Company recorded an income tax benefit of $35.3 million on a pre-tax loss of $46.3 million which resulted in an effective tax rate of 76.2%. The effective tax rate was primarily related to losses in foreign operations, as the Company’s tax rates on those operations were generally lower than the U.S. statutory rate. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The income tax benefit for the three months ended March 31, 2018 as compared to the income tax benefit during the same period in the prior year is largely attributable to valuation allowance recorded against the Company’s tax credits and the reduction in year-to-date losses.
As of March 31, 2018, unrecognized tax benefits were $33.8 million (which is included in long-term deferred tax and other liabilities on the Condensed Consolidated Balance Sheet), of which $22.2 million would affect the effective tax rate if recognized. As of March 31, 2017, unrecognized tax benefits were $30.1 million (which was included in long-term deferred tax and other liabilities on the Condensed Consolidated Balance Sheet), of which $23.8 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2018 and March 31, 2017, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.7 million and $0.6 million as of March 31, 2018 and December 31, 2017, respectively.
At March 31, 2018, the Company's 2013 through 2017 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination by the Internal Revenue Service for tax year 2014 and cannot estimate the financial outcome of the examination. The Company is not currently under foreign income tax examination.
On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. As of December 31, 2017, the Company recorded a provisional tax expense in the Statement of Operations of approximately $5.6 million, comprised of approximately $13.5 million tax expense from recording additional valuation allowance against federal tax credits due to certain provisions of the Tax Act, offset by approximately $7.9 million of tax benefit from the remeasurement of U.S. deferred taxes using the relevant tax rate at which the Company expects them to reverse in the future. The estimated one-time transition tax on post-1986 foreign unremitted earnings is not anticipated to have a material impact to the Company's effective tax rate. As of March 31, 2018, the Company has not recorded any adjustments to the provisional tax expense. The Company continues to monitor supplemental legislation and technical interpretations of the tax law that may cause the final impact from the Tax Act to differ from the provisionally recorded amounts. The Company expects to complete its analysis within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118, no later than the fourth quarter of 2018.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2029. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. There were no material changes to our future minimum lease payments during the three months ended March 31, 2018. Rent expense for the three months ended March 31, 2018 and 2017 amounted to $1.8 million and $1.5 million, respectively.
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
The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended,
	March 31, 2018	March 31, 2017
Revenue:
Product licensing segment	$53,216	$27,701
Semiconductor and IP licensing segment	12,316	39,554
Total revenue	65,532	67,255
Operating expenses:
Product licensing segment	43,891	43,182
Semiconductor and IP licensing segment	19,430	22,763
Unallocated operating expenses (1)	34,702	41,205
Total operating expenses	98,023	107,150
Operating income (loss):
Product licensing segment	9,325	(15,481)
Semiconductor and IP licensing segment	(7,114)	16,791
Unallocated operating expenses (1)	(34,702)	(41,205)
Total operating loss	$(32,491)	$(39,895)

(1) Unallocated operating expenses consist primarily of general and administrative expenses, such as administration, human resources, finance, information technology, corporation development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.
A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended,
	March 31, 2018		March 31, 2017
Japan	$19,345	30%	$13,891	21%
Korea	14,428	22	6,887	10
China	14,145	21	3,055	4
U.S.	11,628	18	33,405	50
Taiwan	531	1	7,991	12
Other	5,455	8	2,026	3
	$65,532	100%	$67,255	100%
For the three months ended March 31, 2018 and 2017, there were one and two customers, respectively, that each accounted for 10% or more of total revenue. As of March 31, 2018 and December 31, 2017, there were one and three customers that each accounted for 10% or more of total accounts receivable, respectively.
NOTE 15 - SUBSEQUENT EVENTS

On April 26, 2018, the Board declared a cash dividend of $0.20 per share of common stock, payable on June 14, 2018 for the stockholders of record at the close of business on May 24, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2017 found in the Form 10-K.

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
Results of Operations
Under generally accepted accounting principles regarding business combinations, we were unable to record $5.4 million and $31.3 million in revenue in the three months ended March 31, 2018 and 2017, respectively, which would have been recognized by DTS under Topic 605 if not for the acquisition. If allowed, this revenue would have had a significant impact on the operating results as described below.
We adopted the new accounting standard, ASU No. 2014-09 (Topic 606) "Revenue from Contracts with Customers" effective January 1, 2018, which had a material impact on the operating results as described below. Under the modified retrospective transition method, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to “Note 2 - Summary of Significant Accounting Policies" and “Note 3 - Revenue" in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for detailed information.

This accounting change does not impact billings or the cash flow from our contracts with customers. We expect to experience greater variability in quarterly revenue as a result of Topic 606 being applied to minimum guarantee and fixed fee licensing contracts. We plan to place greater emphasis on billings and operating cash flows rather than revenue and net operating results to internally evaluate our financial performance in current and future periods.
Revenue
Our revenue is generated primarily from royalty and license fees. Revenue is recognized upon transfer of control of promised products, services or intellectual property and technologies (“IP”) rights to customers in an amount that reflects the consideration that we expect to receive in exchange for those products, services or licensing of the IP rights.
Certain licensees have entered into fixed fee or minimum guarantee arrangements, whereby licensees pay a fixed fee for the right to incorporate our technology in the licensee's products over the license term. In arrangements with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. For these agreements, we recognize the full fixed fee as revenue at the beginning of the license term, when the licensee has the right to use the IP and begins to benefit from the license.
If the contract term of a fixed fee or minimum guarantee arrangement is longer than one year, we also consider the scheduled payment arrangements to determine whether a financing component exists. In general, if the payment arrangements extend beyond the initial twelve months of the contract, we treat a portion of the payments as a financing component. The discount rate used for each arrangement reflects the rate that would be used in a separate financing transaction between us and the licensee at contract inception, and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, we recognize a portion of the financing component through interest income.
For certain licensees, royalty revenue is generated based on a licensee's production or shipment of licensed products incorporating our IP, technologies or software. Licensees with a per-unit arrangement pay a per-unit royalty for each product manufactured or sold, as set forth in its license agreement. Licensees generally report manufacturing or sales information in the quarter subsequent to when such activity takes place. Under Topic 606, we estimate the royalties earned each quarter based on our forecast of manufacturing and sales activity incurred by our licensees in that quarter. Any differences between actual royalties owed by a licensee and our quarterly estimates are recognized in the following quarter, when the licensee’s royalty report is received. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires us to make significant assumptions and judgments that could have a material impact on the amount of revenue we report on a quarterly basis.
The timing of revenue recognition and the amount of revenue actually recognized for each type of revenue depends upon a variety of factors, including the specific terms of each arrangement, our ability to determine and allocate the transaction price to each separate performance obligation and the nature of our deliverables and obligations. In addition, our royalty revenue will fluctuate based on a number of factors such as: (a) the rate of adoption and incorporation of our technology by licensees; (b) the demand for products incorporating semiconductors that use our licensed technology; (c) the cyclicality of supply and demand for products using our licensed technology; (d) volume incentive pricing terms in licensing agreements that may result in significant variability in quarterly revenue recognition from customers and (e) the impact of economic downturns.

From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would in turn harm our results of operations.
In the past, we have engaged in litigation and arbitration proceedings to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights.
The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
Royalty and license fees	100%	100%
Total revenue	100	100
Operating expenses:
Cost of revenue	4	2
Research, development and other related costs	40	39
Selling, general and administrative	53	61
Amortization expense	41	42
Litigation expense	11	15
Total operating expenses	149	159
Operating loss	(49)	(59)
Interest expense	10	9
Other income and expense, net	(5)	—
Loss before taxes	(54)	(68)
Benefit from income taxes	(4)	(52)
Net loss	(50)%	(16)%
Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	March 31, 2018	March 31, 2017	Increase/ (Decrease)	% Change
Royalty and license fees	$65,532	$67,255	$(1,723)	(3)%

The $1.7 million or 3% decrease in revenue was due principally to our inability to record billings as revenue in the first quarter of 2018 from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018 as a result of adopting ASC Topic 606. Significantly offsetting year on year changes was the purchase accounting impact on revenue in the first quarter of 2017 totaling $31.3 million, an amount that would have been recognized as revenue by DTS if not for the acquisition. Had we not implemented Topic 606, our revenue in the first quarter of 2018 under legacy GAAP would have been $96.1 million. Refer to “Note 2 - Summary of Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements for further detail.

Total billings were $104.3 million in the three months ended March 31, 2018, as compared to $99.7 million in the three months ended March 31, 2017, an increase of $4.6 million. The increase was driven by higher billings from fixed fee contracts in our Semiconductor and IP Licensing segment and by growth in the automotive and home markets in our Product Licensing segment.

With changes in revenue recognition due to the adoption of Topic 606 in 2018, we anticipate our revenue for 2018 will be significantly lower than that for 2017 due principally to our inability to record future billings as revenue in 2018 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to adoption of ASC 606 on January 1, 2018. This accounting change will not impact billings or the cash flow from these contracts. Furthermore, we may experience greater variability in quarterly and annual revenue in future periods as a result of the revenue accounting treatment applied to future minimum guarantee and fixed fee licensing contracts. Management plans to place greater emphasis on billings and cash flows rather than revenue and net operating results to internally evaluate our financial performance in future periods.
Cost of Revenue
Cost of revenue consists of royalties paid to third parties and direct compensation and related expenses to provide non-recurring engineering services ("NRE").
Cost of revenue for the three months ended March 31, 2018 was $2.3 million, as compared to $1.4 million for the three months ended March 31, 2017. The increase was due to higher costs on NRE contracts, as well as royalties paid to a third party in connection with a Product Licensing segment contract.
We anticipate these expenses will continue to increase when compared to 2017 due to expected higher NRE deliveries in 2018.
Research, Development and Other Related Costs
Research and development is conducted primarily in-house and targets development of audio and image enhancement technologies, chip-scale, multi-chip and wafer level packaging, circuitry 3D-IC architectures, wafer and die bonding technologies and machine learning. Research, development and other related costs include expenses associated with applications engineering necessary to port and integrate our technologies and products on third party silicon and into end devices. These costs consist primarily of compensation and related costs for personnel, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred.
Research, development and other related costs for the three months ended March 31, 2018 were $26.5 million, as compared to $26.0 million for the three months ended March 31, 2017, an increase of $0.5 million or 2%. The increase was primarily related to a $0.6 million increase in personnel related expenses.
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
Selling, general and administrative expenses for the three months ended March 31, 2018 were $34.7 million, as compared to $41.2 million for the three months ended March 31, 2017, a decrease of $6.5 million or 16%. We incurred DTS acquisition-related transaction costs of $1.9 million and an incremental severance and post-acquisition retention bonus of $1.8 million in the first quarter of 2017. Additionally, marketing and marketing-related outside services expense decreased by $2.2 million in the three months ended March 31, 2018, as compared to the same period ended March 31, 2017, due primarily to expenditures associated with corporate branding and certain marketing initiatives that we undertook in the first quarter of 2017.
Amortization Expense
Amortization expense for the three months ended March 31, 2018 was $27.2 million, as compared to $28.6 million for the three months ended March 31, 2017, a decrease of $1.4 million. This decrease was primarily attributable to certain intangible assets becoming fully amortized over the past twelve months.

With the acquisition of DTS, we anticipate that amortization expenses will continue to be a significant expense since we acquired approximately $479 million in intangible assets which will be amortized over the next several years. See “Note 7 - Goodwill and Identified Intangible Assets" in the Notes to Condensed Consolidated Financial Statements for additional information.
Litigation Expense

Litigation expense for the three months ended March 31, 2018 was $7.3 million, as compared to $10.0 million for the three months ended March 31, 2017, a decrease of $2.7 million. This decrease was primarily related to concluding litigation activity against Broadcom, as the parties reached a settlement in the fourth quarter of 2017.
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
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended,
	March 31, 2018	March 31, 2017
Research, development and other related costs	$3,094	$2,870
Selling, general and administrative	4,314	4,211
Total stock-based compensation expense	$7,408	$7,081
Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. For the three months ended March 31, 2018, stock-based compensation expense was $7.4 million, of which $0.2 million related to employee stock options, $6.4 million related to restricted stock awards and units and $0.8 million related to employee stock plan purchases. For the three months ended March 31, 2017, stock-based compensation expense was $7.1 million, of which $0.6 million related to employee stock options, $6.0 million related to restricted stock awards and units and $0.4 million related to employee stock plan purchases. The increase in stock-based compensation for the three months ended March 31, 2018 resulted primarily from greater ESPP participation and a higher volume of restricted stock grants.
Interest Expense
Interest expense for the three months ended March 31, 2018 and 2017 was $6.3 million and $6.5 million, respectively. The decrease in interest expense for the three months ended March 31, 2018 was primarily a result of lower debt principal as we made a $100 million partial pay-down in January 2018, partially offset by higher interest rates in 2018 due to the variable rate included in our debt.
Other Income and Expense, Net
Other income and expense, net for the three months ended March 31, 2018 was $3.2 million, as compared to $0.1 million for the three months ended March 31, 2017. Other income was higher in the current year principally due to $2.2 million of interest income earned from financing licensing contracts with scheduled payment arrangements extending beyond one year, pursuant to Topic 606. As discussed above, we adopted Topic 606 in the first quarter of 2018.
Provision for (benefit from) Income Taxes

For the three months ended March 31, 2018, we recorded an income tax benefit of $2.6 million on a pre-tax loss of $35.7 million which resulted in an effective tax rate of 7.4%. The effective tax rate was primarily related to tax benefit from losses and credits generated from operations offset by foreign withholding taxes, certain book-to-tax permanent differences, valuation allowance recorded against our unutilized tax credits generated in the current year, and shortfalls from stock-based compensation. For the three months ended March 31, 2017, we recorded an income tax benefit of $35.3 million on a pre-tax loss of $46.3 million which resulted in an effective tax rate of 76.2%. The effective tax rate was primarily related to losses in foreign operations, as our tax rates on those operations were generally lower than the U.S. statutory rate. Our provision for income taxes is based on our worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The income tax benefit for the three months ended March 31, 2018 as compared to the income tax benefit during the same period in the prior year is largely attributable to valuation allowance recorded against our tax credits and the reduction in year-to-date losses.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that it was more likely than not that we would not realize certain federal, state and foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset forecasted future tax liabilities. In the future, we may release valuation allowance and recognize certain deferred federal tax assets, deferred state tax assets or deferred tax assets of other foreign subsidiaries depending on achievement of future profitability in relevant jurisdictions, or implementing tax planning strategies that enable us to utilize deferred tax assets that would otherwise be unused. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded.  There can be no assurance that we will generate profits or implement tax strategies in future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are not recoverable. A provision for a valuation allowance could have the effect of increasing the income tax provision in the statement of operations in the period the valuation allowance is provided.

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
The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and IP to manufacturers, foundries, subcontract assemblers and others. The segment includes revenue generated from the technology and IP portfolios of Tessera, Inc., Invensas and Invensas Bonding Technologies, Inc. (formally Ziptronix, Inc.). Tessera, Inc. pioneered chip-scale packaging solutions. Invensas develops advanced semiconductor packaging and 3D interconnect solutions, including wafer bonding solutions, for applications such as smartphones, tablets, laptops, PCs, data centers and automobiles. We expand our technology and IP offerings in this segment through a combination of internal R&D and acquisitions. We also provide engineering services to customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of our technologies. Through our technology transfer service, we provide detailed documentation outlining design guidelines, process specifications, recommended equipment and process parameters as well as hands-on engineering support to assist our licensees in bringing up and qualifying our technologies at their facilities. This service allows licensees to readily leverage our years of experience and expertise in advanced semiconductor packaging and 3D interconnect technologies, including direct and hybrid bonding.

We do not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
Product licensing segment	$53,216	$27,701
Semiconductor and IP licensing segment	12,316	39,554
Total revenue	65,532	67,255
Operating expenses:
Product licensing segment	43,891	43,182
Semiconductor and IP licensing segment	19,430	22,763
Unallocated operating expenses (1)	34,702	41,205
Total operating expenses	98,023	107,150
Operating income (loss):
Product licensing segment	9,325	(15,481)
Semiconductor and IP licensing segment	(7,114)	16,791
Unallocated operating expenses (1)	(34,702)	(41,205)
Total operating loss	$(32,491)	$(39,895)

(1) Unallocated operating expenses consist primarily of general and administrative expenses, such as administration, human resources, finance, information technology, corporation development and procurement. These expenses are not allocated because it is not practical to do so.
The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $385.6 million in goodwill at March 31, 2018, approximately $377.9 million is allocated to our Product Licensing reporting segment and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting segment.
For the three months ended March 31, 2018, the unallocated expenses were $34.7 million compared to $41.2 million for the three months ended March 31, 2017. The decrease of $6.5 million was primarily attributable to DTS acquisition-related transaction costs and incremental severance and retention bonuses, as well as corporate branding and marketing expenditures we incurred in the first quarter of 2017.

Product Licensing Segment

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
Royalty and license fees	$53,216	$27,701
Total revenue	53,216	27,701
Operating expenses:
Cost of revenue	2,324	1,400
Research, development and other related costs	19,520	19,047
Litigation	(3)	—
Amortization	22,050	22,735
Total operating expenses	43,891	43,182
Total operating income (loss)	$9,325	$(15,481)
Product Licensing revenue for the three months ended March 31, 2018 was $53.2 million as compared to $27.7 million for the three months ended March 31, 2017, an increase of $25.5 million. The primary driver for the year-on-year changes was the purchase accounting impact on revenue in the first quarter of 2017 totaling $31.3 million, an amount that would have been recognized as revenue by DTS if not for the acquisition. This effect was partially offset by revenue from new minimum guarantee contracts that took effect in the first quarter of 2018 whereby the full term fixed fees are now recognized as revenue at the inception of the license term, offset by our inability to record billings as revenue from minimum guarantee contracts in place prior to the start of 2018, both as a result of adopting Topic 606.
Billings for the three months ended March 31, 2018 were $61.3 million as compared to $59.8 million for the three months ended March 31, 2017, an increase of $1.5 million. The increase was mainly attributable to growth in the automotive and home markets.
Due to adoption of Topic 606, we anticipate Product Licensing revenue for 2018 will be materially impacted due principally to our inability to record further billings as revenue in 2018 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018. Further, we expect greater variability in quarterly and annual revenue in our Product Licensing segment in future periods as a result of the revenue accounting treatment applied to minimum guarantee and fixed fee licensing contracts.
Operating expenses for the three months ended March 31, 2018 were $43.9 million and consisted of cost of revenue of $2.3 million, research, development and other related costs of $19.5 million and amortization costs of $22.1 million. The increase of $0.7 million in total operating expenses as compared to $43.2 million for the three months ended March 31, 2017 was mainly driven by higher cost of revenue associated with increased NRE activity and royalties paid to a third party in connection with a key audio revenue contract.
Operating income for the three months ended March 31, 2018 was $9.3 million compared to operating loss of $15.5 million for the three months ended March 31, 2017, due to the reasons stated above.

Semiconductor and IP Licensing Segment

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
Royalty and license fees	$12,316	$39,554
Total revenue	12,316	39,554
Operating expenses:
Research, development and other related costs	6,995	6,965
Litigation	7,319	9,979
Amortization	5,116	5,819
Total operating expenses	19,430	22,763
Total operating income (loss)	$(7,114)	$16,791
Semiconductor and IP Licensing segment revenue for the three months ended March 31, 2018 was $12.3 million as compared to $39.6 million for the three months ended March 31, 2017, a decrease of $27.3 million. The decrease was caused by our inability to record billings as revenue in the first quarter of 2018 from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018 as a result of adopting Topic 606.
Billings for the three months ended March 31, 2018 were $43.0 million as compared to $39.9 million for the three months ended March 31, 2017, an increase of $3.1 million. The increase was primarily driven by higher billings from fixed fee contracts that were signed during the past six months.
Due to adoption of Topic 606, we anticipate Semiconductor and IP Licensing revenue for 2018 will be significantly lower than that for 2017 due principally to our inability to record further billings as revenue in 2018 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018. Further, we expect greater variability in quarterly and annual revenue in our Semiconductor and IP Licensing segment in future periods as a result of the revenue accounting treatment applied to minimum guarantee and fixed fee licensing contracts, which will necessitate recognizing revenue in the quarter a contract first becomes effective.
Operating expenses for the three months ended March 31, 2018 were $19.4 million and consisted of research, development and other related costs of $7.0 million, litigation costs of $7.3 million and amortization costs of $5.1 million. The decrease of $3.4 million in total operating expenses as compared to $22.8 million for the three months ended March 31, 2017, resulted primarily from lower litigation costs as a result of concluding the legal proceedings against Broadcom in December 2017.

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

Operating loss for the three months ended March 31, 2018 was $7.1 million compared to operating income of $16.8 million for the three months ended March 31, 2017, due to the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$34,966	$138,260
Short-term investments	45,824	62,432
Total cash, cash equivalents and short-term investments	$80,790	$200,692
Percentage of total assets	7%	18%

	Three Months Ended
	March 31, 2018	March 31, 2017
Net cash from operating activities	$4,650	$18,962
Net cash from investing activities	$15,572	$(6,373)
Net cash from financing activities	$(123,516)	$(9,198)
Our primary sources of liquidity and capital resources are our operating cash flows and our investment portfolio. Cash, cash equivalents and investments were $80.8 million at March 31, 2018, a decrease of $119.9 million from $200.7 million at December 31, 2017. This decrease resulted from $100.0 million in a voluntary partial pay-down of debt principal, $9.9 million in dividends paid, $17.9 million in repurchases of common stock and $0.8 million in capital expenditures. This decrease was partially offset by $4.7 million in cash from operations and from $4.2 million in proceeds from the exercise of stock options and employee stock purchases. Cash and cash equivalents were $35.0 million at March 31, 2018, a decrease of $103.3 million from $138.3 million at December 31, 2017.
Cash flows provided by operations were $4.7 million for the three months ended March 31, 2018, primarily due to our net loss of $33.0 million being adjusted for non-cash items of depreciation of $1.8 million, amortization of intangible assets of $27.2 million, stock-based compensation expense of $7.4 million and $7.0 million in changes in operating assets and liabilities. These increases were partially offset by a net reduction of $6.7 million in deferred income taxes and other.
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
Net cash provided by investing activities was $15.6 million for the three months ended March 31, 2018, primarily related to maturities and sales of short-term investments of $16.3 million partially offset by $0.8 million in capital expenditures.
Net cash used for investing activities was $6.4 million for the three months ended March 31, 2017, primarily related to the purchases of available-for-sale securities of $11.5 million and $0.6 million in capital expenditures offset by maturities and sales of short-term investments of $5.7 million.
Net cash used in financing activities was $123.5 million for the three months ended March 31, 2018 principally due to $100.0 million in a partial pay-down of debt principal, $9.9 million in dividends paid and $17.9 million in repurchases of common stock, offset by $4.2 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.
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
We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three months ended March 31, 2018 and 2017, no impairment charges were recorded with respect to our investments.
On December 1, 2016, we entered into a Credit Agreement which provided for a $600.0 million seven-year term B loan facility. The Term B Loan Facility matures on November 30, 2023. Upon the closing of the Credit Agreement, we borrowed $600.0 million under the Term B Loan facility. These proceeds were used on December 1, 2016, together with cash and cash equivalents, to finance the acquisition of DTS. The obligations under the Credit Agreement are guaranteed by substantially all of our assets pursuant to the Security Agreement, dated December 1, 2016, among us, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto. On January 23, 2018, we completed a repricing of our debt, reducing the borrowing rate by 75 basis points, and paid down $100.0 million in principal balance.
At March 31, 2018, $494.0 million was outstanding under this loan facility with an interest rate, including amortization of debt issuance costs, of 5.1%. Interest is payable monthly. As the $100 million prepayment of debt principal we made in January 2018 exceeded the minimum principal payment requirements, we expect to have no further principal payment requirements until maturity of the loan, subject to our expected achievement of a net leverage ratio, as defined in the loan agreement, below 2.0 at the end of each fiscal year end.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2018, the total amount available for repurchase under the plan was $127.9 million. No expiration has been specified for this plan. Since the inception of the plan, and through March 31, 2018, we have repurchased approximately 11.8 million shares of common stock at a total cost of $322.1 million at an average price of $27.33. During the three months ended March 31, 2018, our repurchases totaled $15.0 million. We plan to continue to execute authorized repurchases from time to time under the plan.
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
Contractual Cash Obligations

Our operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term. There have been no material changes to our future minimum lease payments in the three months ended March 31, 2018.

As of March 31, 2018, we had accrued $14.7 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.7 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.
See “Note 13 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
Our significant accounting policies are detailed in "Note 2 - Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed in “Note 2 - Summary of Significant Accounting Policies” and “Note 3 - Revenue" of the Notes to Condensed Consolidated Financial Statements. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.
Recent Accounting Pronouncements
See “Note 2 - Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, except for adoption of the new revenue accounting standard as described below.
Effective January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, which had a material impact on our consolidated financial statements. We implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

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
On September 28, 2017, Tessera Advanced Technologies, Inc. (“Tessera”) filed a complaint at the U.S. International Trade Commission (“the Commission”), requesting that the Commission institute an investigation against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. (collectively, “Samsung”). The complaint alleges that Samsung infringes U.S. Patent Nos. 6,954,001 and 6,784,557. The complaint requests that the Commission issue a permanent limited exclusion order excluding from entry into the United States Samsung’s infringing products. In addition, the complaint requests that the Commission issue a permanent cease and desist order prohibiting Samsung from, among other things, importing, selling, or distributing the infringing products.
On October 31, 2017, the Commission instituted the investigation. On November 27, 2017, Samsung filed a response to the complaint.
A claim construction hearing was held on March 20, 2018.
On March 27, 2018, Samsung filed a Motion to Terminate the Investigation for Lack of Standing or to Terminate or Stay the Investigation pending Arbitration. Tessera filed its response to the motion on April 6, 2018.
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

Invensas Bonding Technologies, Inc. v. Samsung Electronics America, Inc., et al., Civil Action No. 1:17-cv-07609 (D. N.J.)
On September 28, 2017, Invensas Bonding Technologies, Inc. filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co. Ltd. (collectively, “Samsung”) in the U.S. District Court for the District of New Jersey. The complaint alleges that Samsung infringes U.S. Patent Nos. 7,553,744, 7,807,549, 7,871,898, 8,153,505, 9,391,143, and 9,431,368 and requests, among other things, that Samsung be ordered to pay compensatory damages. On December 19, 2017, Samsung filed an Answer and Affirmative Defenses. A claim construction hearing is scheduled for November 27, 2018.

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

On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On March 23, 2018, Samsung filed a motion to dismiss certain counts of the third amended complaint. A hearing on the motions is scheduled for May 16, 2018.

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

On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware, and a motion to sever and stay proceedings for the ‘231 and ‘946 patents. The motions are pending.

A claim construction hearing is scheduled for August 9, 2018. A jury trial is scheduled to begin on February 19, 2019.

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

On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On February 22, 2018, Samsung filed a motion to stay pending arbitration. The motions are pending.

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

On March 29, 2018, the Beijing High Court granted TATI’s evidence preservation petition, and preserved from Samsung’s Beijing offices certain financial documents related to its sale of allegedly infringing products.

Patent Office Proceedings
U.S. Patent No. 6,784,557
On January 11, 2018, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. (collectively, “Samsung”) filed a petition for inter partes review of U.S. Patent No. 6,784,557 (the “‘557 patent”) with the U.S. Patent and Trademark Office, Patent Trial and Appeal Board (the “PTAB”). The petition requests a determination that claims 1-8 of the ‘557 patent are unpatentable. Tessera Advanced Technologies, Inc. filed its preliminary response on April 23, 2018.

U.S. Patent No. 6,954,001
On March 16, 2018, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. (collectively, “Samsung”) filed two petitions for inter partes review of U.S. Patent No. 6,954,001 (“the ‘001 patent”). The first petition requests a determination that claims 1-18 of the ’001 patent are unpatentable. The second petition requests a determination that claims 1-4, 6-13, and 15-18 of the ’001 patent are unpatentable. Tessera Advanced Technologies, Inc.’s preliminary response is due on July 5, 2018.

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
We have earned a significant amount of our revenue from a limited number of customers. For the three months ended March 31, 2018, there was one customer that accounted for 10% or more of total revenue. We expect that a significant portion of our billings and revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our billings and revenue could decrease substantially. For example, in February 2017 we announced that we were seeking to relicense Samsung Electronics whose patent license had expired at the end of 2016. In addition, a significant portion of our recurring billings is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. If we are unable to replace the billings from an expiring license or at the end of structured payment terms of a settlement agreement with similar billings from other customers, our royalties could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.

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

As of March 31, 2018, we had $494.0 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At March 31, 2018, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $5.0 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future.

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
From time to time we enter into license and settlement agreements that include pricing or payment terms that result in quarter-to-quarter or year-over-year fluctuations in our revenue, billings and cash flows. The effect of these terms may also cause our aggregate annual royalty revenue or billings to grow less rapidly than annual growth in overall unit shipments or revenue in the applicable end market. Additionally, our customers may fail to pay, delay payment of or underpay what they owe to us under our license and settlement agreements, which may in turn require us to enforce our contractual rights through litigation, resulting in payment amounts and timing different than expected based on the terms of our license and settlement agreements. This also may cause our revenue, billings and cash flows to fluctuate on a quarter-to-quarter or year-over-year basis.
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
Existing and any future legal actions may harm our business. For example, legal actions could cause an existing customer or strategic partner to cease making royalty or other payments to us, or to challenge the validity and enforceability of our patents or the scope of our license agreements, and could significantly damage our relationship with such customer or strategic partner and, as a result, prevent the adoption of our technologies and intellectual property by such customer or strategic partner. Litigation could also severely disrupt or shut down the business operations of our customers or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalties. Moreover, the timing and results of any of our legal proceedings are not predictable and may vary in any individual proceeding. Further, our product licensing business could be subject to greater risk of claims of infringement of third-party intellectual property rights as a result of our IP licensing business. The risks of third-party infringement claims could be heightened by our need to engage in enforcement activities with respect to our existing patents, as our existing or potential licensees may seek to assert infringement claims against our DTS or other product businesses in response to our enforcement activities relating to our existing patents. For example Broadcom had filed patent litigation against our Play-Fi business which we believe was in response to our patent litigation filed against them. Competitors of our product licensing business would not be subject to such heightened risk of third-party claims, and such claims could adversely affect our product licensing business as well as impair our enforcement ability and licensing royalties.
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
The long-term success of our business is dependent on future royalties paid to us by customers. Royalty payments under our licenses may be based, among other things, upon the number of electrical connections to the semiconductor chip in a package covered by our licensed technology, a percent of net sales, a rate per package, a per unit sold basis or a fixed quarterly amount. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our customers’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•
the rate of adoption and incorporation of our technology by semiconductor manufacturers, assemblers, foundries, manufacturers of consumer and communication electronics, and the automotive and surveillance industry;

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
The semiconductor industry is highly concentrated in that a small number of semiconductor designers, foundries, and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating our technologies. Continued consolidation in the semiconductor industry may increase this concentration. Accordingly, we expect that licenses of our technologies and sales of our products will be concentrated with a limited number of customers for the foreseeable future. As we develop and acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results significantly depend on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers' sales and business results.

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
Furthermore, the decision by a party dominant in the entertainment value chain to provide audio or imaging technology at very low or no cost could cause our customers and other manufacturers not to utilize our technologies or services in the future. Our customers may choose to use technologies that their own in-house audio or imaging engineering teams have developed, or in which they have an interest. Accordingly, our revenue or billings could decline if our customers choose not to incorporate our audio or imaging technologies in their products, or if they sell fewer products incorporating our audio or imaging technologies.
Competing technologies may harm our business.
We expect that our technologies will continue to compete with technologies of internal design groups at semiconductor manufacturers, assemblers, electronic component, foundries and system manufacturers. The internal design groups of these companies create their own semiconductor, packaging, audio and imaging solutions. If these internal design groups design around our patents or introduce unique solutions superior to our technology, they may not need to license our technology. These groups may design technology that is less expensive to implement or that enables products with higher performance or additional features. Many of these groups have substantially greater resources, greater financial strength and lower cost structures which may allow them to undercut our price. They also have the inherent advantage of access to internal corporate strategies, technology roadmaps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly.
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
Further, the laws and enforcement regimes of certain countries may not protect our technology and intellectual property to the same extent as do the laws and enforcement regimes of the U.S. In certain jurisdictions we may be unable to protect our technology and intellectual property adequately against unauthorized use, which could adversely affect our business.
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
A number of companies in the semiconductor and consumer electronics industries face severe financial difficulties from time to time. As a result, there have been bankruptcies and restructuring of companies in these industries. As an example, in our quarter ended September 30, 2017 we recorded a bad debt charge for $1.6 million relating to past due receivables from two LeEco affiliates, based on our significant doubts about full collection due to substantial financial stress and negative payment history that these affiliates exhibited. Other customers may face similar financial difficulties which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license or settlement agreements. Our customers may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult, which could adversely impact our business, financial condition, results of operations and cash flows.
Failure by the semiconductor industry to adopt our technology for the next generation high performance chips used in consumer electronics would significantly harm our business.
To date, our technology has been used by several companies in high performance semiconductor chips, including DRAM. For example, semiconductor packaging, circuitry and processing using our technology is used for DDR3 and DDR4 DRAM and we currently have customers who are paying royalties for DRAM chips in advanced packages.

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
At March 31, 2018, we held approximately $35.0 million in cash and cash equivalents and $45.8 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
Our intellectual property business operates in a highly cyclical industry, which is subject to significant downturns.

The semiconductor and electronics industries in which our intellectual property business primarily operates has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, declining economic conditions, maturing product and technology cycles, and excess inventories. This cyclicality could cause our operating results to decline from one period to the next. Our business depends, in part, upon the volume of production by our customers, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Semiconductor manufacturers, foundries, and package assembly companies generally sharply curtail their spending during industry downturns, and historically have lowered their spending more than the decline in their revenue. As a result, our financial results have been, and will continue to be, impacted by the cyclicality of the electronics industry. If we are unable to control our expenses adequately in response to lower royalties from our customers in such downturns, our results of operations and cash flows will be materially and adversely impacted.

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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and since May 2014 the FASB has issued amendments to this new guidance, which collectively provides guidance for revenue recognition. ASU 2014-09 became effective for us beginning January 1, 2018 and we adopted the new standard under the modified retrospective approach. Under the new standard, the historical practice of many licensing companies of reporting revenue from per-unit royalty-based agreements one quarter in arrears is no longer accepted and instead companies must now estimate royalty-based revenue. This guidance will significantly impact our revenue recognition. First, we will no longer be allowed to follow our past practice of recording per unit license revenue on a quarter lag basis, a practice precipitated by the lack of reliable estimates for such revenue. Estimating per unit royalty revenue prior to receiving the licensee’s royalty report requires us to make significant assumptions and judgments and could cause significant fluctuations of royalty revenue on a quarterly basis. Second, we are now required to record all or a significant majority of revenue under our fixed fee and minimum guarantee license agreements when such agreements are effective rather than recording them over time as was our past practice and which generally aligned revenue more closely with the billing cycle and cash flows from such agreements. While the changes in revenue recognition do not impact our cash flows, the impact on our Statement of Operations under the new accounting standard may impact how investors perceive our business which could materially impact the value of our common stock.
On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on us include the permanent reduction of the U.S. federal corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for global intangible low-taxed income (“GILTI”), deduction for foreign-derived intangible income (“FDII”), , modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision, and limitation on the deductibility of executive compensation.
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
Our future effective tax rate may be affected by such factors as changes in financial accounting standards and tax laws, changing interpretations and new guidance related to the Tax Act, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in the composition of global earnings, the expiration of statute of limitations, settlements of audits, changes in our international organization and changes in overall levels of income before tax.
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
The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable.  Such assessment is required on a jurisdiction-by-jurisdiction basis.  In making such assessment, significant weight is given to evidence that can be objectively verified.  After considering both positive and negative  evidence to assess the recoverability of our net deferred tax assets, we determined that it was more likely than not that we would not realize certain federal, state and foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset forecasted future tax liabilities. In the future, we may release valuation allowance and recognize certain deferred federal tax assets, deferred state tax assets or deferred tax assets of other foreign subsidiaries depending on achievement of future profitability in relevant jurisdictions, or implementing tax planning strategies that enable us to utilize deferred tax assets that would otherwise be unused.

We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits or implement tax strategies in future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Both the establishment of a valuation allowance and the reversal of a previously recorded valuation allowance may have a material impact on our financial results, which may lead to fluctuation in the value of our stock.
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

We currently pay a quarterly dividend of $0.20 per share. We also have returned capital to shareholders through stock repurchases. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments. The payment of future cash dividends is subject to the final determination each quarter by our Board of Directors that the dividend remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, actual and forecasted cash flows, capital resources and capital requirements, alternative uses of capital, economic condition and other factors considered relevant by management and the Board of Directors. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2018, the total amount available for repurchase under the plan was $127.9 million.

The amount of repurchases under our stock repurchase program will vary. In 2015, we repurchased approximately 3,300,000 shares for an aggregate amount of $119.2 million. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. In 2017, we repurchased approximately 654,000 shares for an aggregate amount of $15.3 million. In the first quarter of 2018, we repurchased approximately 645,000 shares for an aggregate amount of $15.0 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. The terms of our current or future debt agreements could limit our ability to repurchase shares. We made no repurchases during the first six months of 2017, and repurchases during the second half of 2017 were below our repurchases in prior years.
Provisions of our certificate of incorporation and bylaws or Delaware law might delay or prevent a change of control transaction and depress the market price of our stock.

Various provisions of our certificate of incorporation and bylaws might have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions eliminate cumulative voting in the election of directors, authorize the board to issue “blank check” preferred stock, prohibit stockholder action by written consent, eliminate the right of stockholders to call special meetings, and establish advance notice procedures for director nominations by stockholders and the submission of other proposals for consideration at stockholder meetings. We are also subject to provisions of Delaware law that could delay or make more difficult a merger, tender offer or proxy contest involving our company. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless specific conditions are met. Any of these provisions could have the effect of delaying, deferring or preventing a change in control, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (a)
(Shares in thousands)
2018
January	—	$—	—
February	—	—	—
March	645	23.18	645
Total	645	$23.18	645	$127.9 million

(a) Calculated as of March 31, 2018. In August 2007, our Board of Directors authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. All repurchases in the three months ended March 31, 2018 were made under this plan.
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

3.6
Amendment to the Amended and Restated Bylaws, dated as of February 1, 2018 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 7, 2018, and incorporated herein by reference)

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
Dated: May 3, 2018

XPERI CORPORATION

By:	/s/ Jon Kirchner
Jon Kirchner Chief Executive Officer