Form 10-Q
period 2018-06-30
Xperi Corp
filed 2018-08-08
CIK 1690666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of July 31, 2018 was 49,097,002.

XPERI CORPORATION
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2018

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(61,273)	$(50,086)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	3,437	3,614
Amortization of intangible assets	54,365	56,706
Stock-based compensation expense	14,627	15,585
Deferred income tax	(14,590)	(16,676)
Amortization of debt issuance costs and other	1,720	1,402
Changes in operating assets and liabilities:
Accounts receivable	(3,201)	(16,740)
Unbilled contracts receivable, net	66,891	32,430
Other assets	424	11,282
Accounts payable	(1,443)	(951)
Accrued legal fees	20	(1,341)
Accrued and other liabilities	(23,945)	7,504
Deferred revenue	2,203	3,073
Net cash from operating activities	39,235	45,802
Cash flows from investing activities:
Purchases of property and equipment	(2,024)	(1,938)
Acquisition, net of cash acquired	(500)	—
Purchases of intangible assets	(350)	—
Purchases of short-term investments	—	(11,975)
Proceeds from sales of short-term investments	8,540	1,035
Proceeds from maturities of short-term investments	14,200	4,650
Net cash from investing activities	19,866	(8,228)
Cash flows from financing activities:
Dividend paid	(19,689)	(19,740)
Repayment of debt	(100,000)	(3,000)
Proceeds from exercise of stock options	8,000	4,680
Proceeds from employee stock purchase program	3,402	1,155
Repurchase of common stock	(33,270)	(3,411)
Net cash from financing activities	(141,557)	(20,316)
Net increase (decrease) in cash, cash equivalents and restricted cash	(82,456)	17,258
Cash and cash equivalents at beginning of period	138,260	65,626
Cash, cash equivalents and restricted cash at end of period	$55,804	$82,884

Supplemental disclosure of cash flow information:
Interest paid	$11,227	$14,493
Income taxes paid, net of refunds	$8,306	$7,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)
 (unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$55,804	$138,260
Short-term investments	39,449	62,432
Accounts receivable, net	19,245	17,010
Unbilled contracts receivable	175,315	10,866
Other current assets	16,422	16,949
Total current assets	306,235	245,517
Long-term unbilled contracts receivable	65,013	2,930
Property and equipment, net	32,984	34,442
Intangible assets, net	378,055	431,789
Goodwill	385,784	385,574
Other assets	4,959	9,772
Total assets	$1,173,030	$1,110,024
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,790	$4,233
Accrued legal fees	7,503	7,483
Accrued liabilities	24,254	47,969
Current portion of long-term debt	—	34,451
Deferred revenue	4,106	2,686
Total current liabilities	38,653	96,822
Long-term deferred tax liabilities	64,545	15,085
Long-term debt, net	480,952	545,211
Other long-term liabilities	17,532	17,330
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 61,994 and 60,608 shares issued, respectively, and 48,962 and 49,103 shares outstanding, respectively	62	60
Additional paid-in capital	712,687	686,660
Treasury stock at cost: 13,032 and 11,505 shares of common stock at each period end, respectively	(352,667)	(319,397)
Accumulated other comprehensive loss	(456)	(303)
Retained earnings	211,722	68,556
Total stockholders’ equity	571,348	435,576
Total liabilities and stockholders’ equity	$1,173,030	$1,110,024
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Royalty and license fees	$63,954	$91,322	$129,486	$158,577
Total revenue	63,954	91,322	129,486	158,577
Operating expenses:
Cost of revenue	2,080	1,303	4,404	2,703
Research, development and other related costs	25,170	26,313	51,685	52,325
Selling, general and administrative	30,476	33,003	65,178	74,208
Amortization expense	27,199	28,151	54,365	56,706
Litigation expense	6,635	8,226	13,951	18,204
Total operating expenses	91,560	96,996	189,583	204,146
Operating loss	(27,606)	(5,674)	(60,097)	(45,569)
Interest expense	(6,200)	(7,046)	(12,518)	(13,505)
Other income and expense, net	2,229	220	5,383	266
Loss before taxes	(31,577)	(12,500)	(67,232)	(58,808)
Provision for (benefit from) income taxes	(3,321)	26,557	(5,959)	(8,722)
Net loss	$(28,256)	$(39,057)	$(61,273)	$(50,086)
Basic and diluted net loss per share:
Basic	$(0.58)	$(0.79)	$(1.25)	$(1.02)
Diluted	$(0.58)	$(0.79)	$(1.25)	$(1.02)
Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40
Weighted average number of shares used in per share calculations-basic	49,060	49,475	49,110	49,261
Weighted average number of shares used in per share calculations-diluted	49,060	49,475	49,110	49,261
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(28,256)	$(39,057)	$(61,273)	$(50,086)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities, net of tax	64	16	(153)	54
Other comprehensive income (loss)	64	16	(153)	54
Comprehensive loss	$(28,192)	$(39,041)	$(61,426)	$(50,032)

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
The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2018 and 2017, and for the three and six months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2017 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018 (the “Form 10-K”).
The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2018 or any future period and the Company makes no representations related thereto.
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
Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard as of January 1, 2018 on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. Under the prior standard, licensing companies generally reported revenue from per-unit royalty based arrangements one quarter in arrears. Under the new guidance, the Company estimates per-unit royalty-based revenue prior to receiving customer royalty reports. The Company also expects the standard to have a significant impact on the timing of revenue recognition associated with its fixed fee and minimum guarantee arrangements, as a majority of such revenue which had previously been recognized over the license term is expected to be recognized at the inception of the license term. On January 1, 2018, the Company adopted the new standard using the modified retrospective method, under which the Company recorded a $224 million cumulative net of tax adjustment to the opening balance of retained earnings on January 1, 2018. The adjustment was determined by measuring the impact of the new standard on existing contracts that were not completed as of December 31, 2017. Prior period comparative information has not been restated and continues to be reported under Topic 605 in effect for those periods. This new standard had a material impact on the Company’s revenue and its consolidated statement of operations and balance sheet as of and for the three and six months ended June 30, 2018, and is expected to have a material impact on an ongoing basis, with no impact on the timing of customer billings or on cash flows. See “Note 3 - Revenue" for further discussion.
The cumulative effect of the changes made to the Company's condensed consolidated balance sheet for the adoption of Topic 606 was as follows (in thousands):

BALANCE SHEET	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Assets
Unbilled contracts receivable	$10,866	$188,760	$199,626
Other current assets	16,949	(2,000)	14,949
Long-term unbilled contracts receivable	2,930	103,983	106,913
Other assets	9,772	(2,446)	7,326
Liabilities
Accrued liabilities	47,969	432	48,401
Deferred revenue	2,686	(783)	1,903
Long-term deferred tax liabilities	15,085	64,520	79,605

Equity
Retained earnings	68,556	224,128	292,684
The most significant impact from adopting Topic 606 was a substantial increase in unbilled contracts receivable, long-term deferred tax liabilities and retained earnings, which was driven primarily by applying the standard on fixed fee and minimum guarantee contracts that were not completed as of December 31, 2017, and secondarily by recording to retained earnings those royalties from customer shipments completed in the fourth quarter of 2017 and reported to the Company in the first quarter of 2018. The adjustments noted above had no impact on the Company's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018.
Adoption of the new revenue standard had the following impact on the Company's condensed consolidated financial statements as compared to the comparable data under the previous accounting standards (in thousands, except per share amounts):

	Three months ended June 30, 2018			Six months ended June 30, 2018
STATEMENT OF OPERATIONS	As Reported	Amounts under Topic 605	Effect of Change Higher/(lower)	As Reported	Amounts under Topic 605	Effect of Change Higher/(lower)

Royalty and license fees	$63,954	$96,716	$(32,762)	$129,486	$192,876	$(63,390)
Cost of revenue	2,080	2,230	(150)	4,404	4,329	75
Operating income (loss)	(27,606)	5,006	(32,612)	(60,097)	3,368	(63,465)
Other income and expense, net	2,229	81	2,148	5,383	1,084	4,299
Loss before taxes	(31,577)	(1,112)	(30,465)	(67,232)	(8,065)	(59,167)
Provision for (benefit from) income taxes	(3,321)	2,458	(5,779)	(5,959)	4,708	(10,667)
Net loss	(28,256)	(3,570)	(24,686)	(61,273)	(12,773)	(48,500)

Basic net loss per share	$(0.58)	$(0.07)	$(0.51)	$(1.25)	$(0.26)	$(0.99)

	As of June 30, 2018
BALANCE SHEET	As Reported	Amounts under Topic 605	Effect of Change Higher/(lower)
Assets
Unbilled contracts receivable	$175,315	$5,568	$169,747
Other current assets	16,422	17,922	(1,500)
Long-term unbilled contracts receivable	65,013	2,091	62,922
Other assets	4,959	6,609	(1,650)
Liabilities
Accrued liabilities	24,254	25,019	(765)
Deferred revenue	4,106	4,838	(732)
Long-term deferred tax liabilities	64,545	9,225	55,320
Equity
Retained earnings	211,722	36,026	175,696

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for the Company in the first quarter of 2019, and early adoption is permitted. The Company will adopt the new standard effective January 1, 2019. While the Company continues to evaluate the effect of adopting this guidance on its consolidated financial statements and related disclosures, it is expected the Company's operating leases, as disclosed in Note 13 - "Commitments and Contingencies," will be subject to the new standard. In the second quarter of 2018, the Company established an implementation team to develop a multi-phase plan to assess the Company’s leasing arrangements, as well as any changes to accounting policies, processes or systems necessary to adopt the requirements of the new standard. The Company is evaluating the full impact this guidance will have on its consolidated financial statements, and expects that adoption will result in increases in lease-related Right-of-Use assets and liabilities on its consolidated balance sheet.
In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for the Company in the first quarter of the year ending December 31, 2020. The Company is in the process of evaluating the impact of the adoption of this new standard on its consolidated financial statements.
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
Deferred Revenue
Deferred revenue includes payments made by licensees for which the corresponding performance obligations have not yet been fully satisfied by the Company and typically arises where performance obligations are satisfied over time.
The following table presents additional revenue and contract disclosures (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$1,642	$1,369	$1,995	$1,605
Performance obligations satisfied in previous periods (true ups)	54	—	54	—

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under the Company’s engineering services contracts. The Company's remaining revenue under contracts with performance obligations was as follows (in thousands):

	As of
	June 30, 2018	December 31, 2017
Revenue from contracts with performance obligations expected to be satisfied in:
One year or less	$6,373	$2,440
More than one year but less than two years	437	149
More than two years	118	240
Total	$6,928	$2,829
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
NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
Other current assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid income taxes	$6,777	$6,713
Prepaid expenses	6,599	6,655
Other	3,046	3,581
	$16,422	$16,949

Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Equipment, furniture and other	$27,964	$26,029
Building and improvements	18,258	18,222
Land	5,300	5,300
Leasehold improvements	6,437	6,469
	57,959	56,020
Less: accumulated depreciation and amortization	(24,975)	(21,578)
	$32,984	$34,442

Depreciation and amortization expense for the three months ended June 30, 2018 and 2017 amounted to $1.7 million and $1.8 million, respectively.

Depreciation and amortization expense for the six months ended June 30, 2018 and 2017 amounted to $3.4 million and $3.6 million, respectively.
Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Employee compensation and benefits	$15,327	$37,056
Other	8,927	10,913
	$24,254	$47,969
Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Unrealized loss on available-for-sale securities, net of tax	$(456)	$(303)
	$(456)	$(303)
Other income and expense, net, consisted of the following (in thousands):

	For the three months ended,		For the six months ended,
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income from significant financing components under Topic 606	$2,148	$—	$4,299	$—
Interest income from investments	214	249	464	463
Other income (losses)	(133)	(29)	620	(197)
	$2,229	$220	$5,383	$266

NOTE 5 – FINANCIAL INSTRUMENTS
The following is a summary of marketable securities at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$33,905	$—	$(377)	$33,528
Treasury and agency notes and bills	6,000	—	(79)	5,921
Money market funds	8,781	—	—	8,781
Total available-for-sale securities	$48,686	$—	$(456)	$48,230
Reported in:
Cash and cash equivalents				$8,781
Short-term investments				39,449
Total marketable securities				$48,230

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Available-for-sale securities
Corporate bonds and notes	$45,803	$—	$(230)	$45,573
Commercial paper	2,392	—	(2)	2,390
Treasury and agency notes and bills	6,000	—	(71)	5,929
Certificates of deposit	8,540	—	—	8,540
Money market funds	40,413	—	—	40,413
Total available-for-sale securities	$103,148	$—	$(303)	$102,845
Reported in:
Cash and cash equivalents				$40,413
Short-term investments				62,432
Total marketable securities				$102,845
At June 30, 2018 and December 31, 2017, the Company had $95.3 million and $200.7 million, respectively, in cash, cash equivalents and short-term investments. These balances include $47.0 million and $97.8 million in cash held in operating accounts not included in the tables above at June 30, 2018 and December 31, 2017, respectively.
The gross realized gains and losses on sales of marketable securities were not significant during the three and six months ended June 30, 2018 and 2017.
Unrealized losses were $0.5 million and $0.3 million, net of tax, as of June 30, 2018 and December 31, 2017, respectively. These amounts were related to temporary fluctuations in value of the remaining available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of June 30, 2018 because the Company has the intent and ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and six months ended June 30, 2018 and 2017, respectively, the Company did not record any impairment charges related to its marketable securities.
The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at June 30, 2018 and December 31, 2017, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

June 30, 2018	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$24,340	$(325)	$9,188	$(52)	$33,528	$(377)
Treasury and agency notes and bills	—	—	5,921	(79)	5,921	(79)
Total	$24,340	$(325)	$15,109	$(131)	$39,449	$(456)

December 31, 2017	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$30,811	$(189)	$14,762	$(41)	$45,573	$(230)
Commercial paper	2,390	(2)	—	—	2,390	(2)
Treasury and agency notes and bills	—	—	5,929	(71)	5,929	(71)
Total	$33,201	$(191)	$20,691	$(112)	$53,892	$(303)

The estimated fair value of marketable securities by contractual maturity at June 30, 2018 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$23,954
Due in one to two years	22,315
Due in two to three years	1,961
Total	$48,230
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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2017 and June 30, 2018.
The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of June 30, 2018 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds (1)	$8,781	$8,781	$—	$—
Corporate bonds and notes (2)	33,528	—	33,528	—
Treasury and agency notes and bills (2)	5,921	—	5,921	—
Total Assets	$48,230	$8,781	$39,449	$—
The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at June 30, 2018:

(1)	Reported as cash and cash equivalents.

(2)	Reported as short-term investments.

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

The Company also has outstanding debt at June 30, 2018 and December 31, 2017 that is considered a level 2 liability and is measured at fair value on a recurring basis. See “Note 8 - Debt” for additional information. At June 30, 2018 and December 31, 2017, the fair value of the Company's debt was not materially different than the outstanding principal amount.
NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The changes to the carrying value of goodwill from January 1, 2018 through June 30, 2018 are reflected below (in thousands):

December 31, 2017	$385,574
Goodwill acquired through a business acquisition (1)	210
June 30, 2018	$385,784	(2)

(1) Related to the acquisition of an emerging technology company in May 2018.
(2) Of this amount, approximately $378.1 million was allocated to the Product Licensing segment and approximately $7.7 million was allocated to the Semiconductor and IP Licensing segment.
Identified intangible assets consisted of the following (in thousands):

		June 30, 2018			December 31, 2017
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$142,934	$(121,275)	$21,659	$142,584	$(113,349)	$29,235
Existing technology	5-10	206,879	(78,689)	128,190	204,394	(61,518)	142,876
Customer contracts and related relationships	3-9	291,769	(95,049)	196,720	291,769	(68,267)	223,502
Trademarks/trade name	4-10	40,083	(8,597)	31,486	40,083	(6,111)	33,972
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total amortizable intangible assets		683,896	(305,841)	378,055	681,061	(251,476)	429,585
In-process research and development		—	—	—	2,204	—	2,204
Total intangible assets		$683,896	$(305,841)	$378,055	$683,265	$(251,476)	$431,789
Amortization expense for the three months ended June 30, 2018 and 2017 amounted to $27.2 million and $28.2 million, respectively.
Amortization expense for the six months ended June 30, 2018 and 2017 amounted to $54.4 million and $56.7 million, respectively.
As of June 30, 2018, the estimated future amortization expense of total intangible assets was as follows (in thousands):

2018 (remaining 6 months)	$53,921
2019	99,383
2020	87,668
2021	80,006
2022	31,614
Thereafter	25,463
$378,055
NOTE 8 - DEBT
On December 1, 2016, in connection with the consummation of the acquisition of DTS, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provided for a $600.0 million seven-year term B loan facility (the “Term B Loan Facility”) which matures on November 30, 2023. Upon the closing of the Credit Agreement, the Company borrowed $600.0 million under the Term B Loan facility. Net proceeds were used on December 1, 2016, together with cash and cash equivalents, to finance the acquisition of DTS.
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
The Company’s obligations under the Credit Agreement, as amended by the Amendment, continue to be guaranteed by substantially all of the Company’s subsidiaries, and secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Company was in compliance with all requirements during the three and six months ended June 30, 2018.
All lenders of the Term B Loan Facility participated in the Amendment and the changes in terms were not considered substantial. Accordingly, the repricing event was accounted for as a debt modification. The Company elected to continue to defer the unamortized debt issuance costs related to the partial pay-down of the debt as the prepayment was factored into the terms agreed to on the debt.
At June 30, 2018, $494.0 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 5.0%. Interest is payable monthly. There were also $13.0 million of unamortized debt issuance costs recorded as a reduction of the long-term portion of the debt. Interest expense was $6.2 million and $12.5 million for the three and six months ended June 30, 2018, respectively. Interest expense was $7.0 million and $13.5 million for the three and six months ended June 30, 2017, respectively. Amortized debt issuance costs, which were included in interest expense, amounted to $0.6 million and $1.3 million for the three and six months ended June 30, 2018, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2017, respectively. Other than the voluntary prepayment of $100.0 million in January 2018, there were no other debt principal payments in the first two quarters of 2018 as the prepayment exceeded the minimum principal payment requirements. There were debt principal payments of $1.5 million and $3.0 million during the three and six months ended June 30, 2017, respectively.
As of June 30, 2018, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2018 (remaining 6 months)	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	494,000
Total	$494,000
NOTE 9 – NET LOSS PER SHARE
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s loss per share calculation for the three and six months ended June 30, 2018 and 2017.

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Denominator:
Weighted average common shares outstanding	49,060	49,477	49,110	49,264
Less: shares of restricted stock subject to repurchase	—	(2)	—	(3)
Total common shares-basic	49,060	49,475	49,110	49,261
Effect of dilutive securities:
Options	—	—	—	—
Restricted stock awards and units	—	—	—	—
Total common shares-diluted	49,060	49,475	49,110	49,261
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
For the three and six months ended June 30, 2018, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 2.9 million and 2.9 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2018, respectively, because including them would have been anti-dilutive.
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
NOTE 10 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2018, the Company has repurchased a total of approximately 12,513,000 shares of common stock, since inception of the plan, at an average price of $26.94 per share for a total cost of $337.1 million. As of December 31, 2017, the Company had repurchased a total of approximately 11,142,000 shares of common stock, since inception of the plan, at an average price of $27.57 per share for a total cost of $307.2 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2018, the total remaining amount available for repurchase was $112.9 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans
The 2003 Plan
As of June 30, 2018, there were approximately 3.6 million shares reserved for future grant under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).
A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2017	1,172	$24.06
Options granted	—	—
Options exercised	(426)	$18.76
Options canceled / forfeited / expired	(59)	$35.21
Balance at June 30, 2018	687	$26.39

Restricted Stock Awards and Units
Information with respect to outstanding restricted stock awards and units as of June 30, 2018 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2017	2,014	1,119	3,133	$33.35
Awards and units granted	1,013	45	1,058	$22.29
Awards and units vested / earned	(604)	(176)	(780)	$35.00
Awards and units canceled / forfeited	(128)	(228)	(356)	$29.48
Balance at June 30, 2018	2,295	760	3,055	$29.55

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
Employee Stock Purchase Plans
As of June 30, 2018, there were approximately 1,265,000 shares reserved for grant under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “International ESPP”), collectively.
NOTE 11 – STOCK-BASED COMPENSATION EXPENSE
The effect of recording stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Research, development and other related costs	$3,344	$3,437	$6,438	$6,134
Selling, general and administrative	3,875	5,087	8,189	9,451
Total stock-based compensation expense	7,219	8,524	14,627	15,585
Tax effect on stock-based compensation expense	(1,159)	(2,359)	(2,415)	(4,379)
Net effect on net income (loss)	$6,060	$6,165	$12,212	$11,206

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2018 and 2017 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Employee stock options	$106	$586	$283	$1,231
Restricted stock awards and units	6,379	7,301	12,810	13,287
Employee stock purchase plan	734	637	1,534	1,067
Total stock-based compensation expense	$7,219	$8,524	$14,627	$15,585
There were no options granted in the three and six months ended June 30, 2018 and 2017.
ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	February 2018	February 2017
Expected life (years)	2.0	2.0
Risk-free interest rate	2.2%	1.2%
Dividend yield	3.6%	2.0%
Expected volatility	39.4%	28.3%

NOTE 12 – INCOME TAXES
For the three months ended June 30, 2018, the Company recorded an income tax benefit of $3.3 million on a pretax loss of $31.6 million and for the six months ended June 30, 2018, the Company recorded an income tax benefit of $6.0 million on a pretax loss of $67.2 million, which resulted in an effective tax rate year to date of 8.9%. The income tax benefit for the three and six months ended June 30, 2018 was primarily related to tax benefit from losses and credits generated from operations offset by foreign withholding taxes, certain book-to-tax permanent differences, valuation allowance recorded against the Company’s unutilized tax credits generated in the current year, and shortfalls from stock-based compensation. For the three months ended June 30, 2017, the Company recorded an income tax provision of $26.6 million, and for the six months ended June 30, 2017, the Company recorded an income tax benefit of $8.7 million, which resulted in an effective tax rate year to date of 14.8%.
The income tax provision of $26.6 million for the three months ended June 30, 2017 was primarily related to a decrease in the Company’s estimated annual effective tax rate applied to actual year-to-date losses incurred that resulted in a reduction of actual tax benefit as compared to the prior quarter. The income tax benefit of $8.7 million for the six months ended June 30, 2017 was primarily related to losses generated in the U.S. and foreign operations offset by foreign withholding tax liability. The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The decrease in income tax benefit for the six months ended June 30, 2018 as compared to the income tax benefit during the same period in the prior year is largely attributable to valuation allowance recorded against the Company’s tax credits.
As of June 30, 2018, unrecognized tax benefits were $34.1 million (which is included in long-term deferred tax and other liabilities on the Condensed Consolidated Balance Sheet), of which $22.2 million would affect the effective tax rate if recognized. As of June 30, 2017, unrecognized tax benefits were $30.5 million (which was included in long-term deferred tax and other liabilities on the Condensed Consolidated Balance Sheet), of which $24.0 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the six months ended June 30, 2018 and June 30, 2017, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.7 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively.
At June 30, 2018, the Company's 2013 through 2017 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination by the Internal Revenue Service for tax year 2014 and cannot estimate the financial outcome of the examination. The Company is not currently under foreign income tax examination.
On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. As of December 31, 2017, the Company recorded a provisional tax expense in the Statement of Operations of approximately $5.6 million, comprised of approximately $13.5 million tax expense from recording additional valuation allowance against federal tax credits due to certain provisions of the Tax Act, offset by approximately $7.9 million of tax benefit from the remeasurement of U.S. deferred taxes using the relevant tax rate at which the Company expects them to reverse in the future. The estimated one-time transition tax on post-1986 foreign unremitted earnings is not anticipated to have a material impact to the Company's effective tax rate. As of June 30, 2018, the Company has not recorded any adjustments to the provisional tax expense. The Company continues to monitor supplemental legislation and technical interpretations of the tax law that may cause the final impact from the Tax Act to differ from the provisionally recorded amounts. The Company expects to complete its analysis within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118, no later than the fourth quarter of 2018.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2029. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. There were no material changes to our future minimum lease payments during the three and six months ended June 30, 2018. Rent expense for the three months ended June 30, 2018 and 2017 amounted to $1.8 million and $1.5 million, respectively. Rent expense for the six months ended June 30, 2018 and 2017 amounted to $3.6 million and $3.1 million, respectively.
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

On April 4, 2017, Tessera, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The parties completed briefing on November 2, 2017. A hearing for oral argument has been scheduled for October 15, 2018.

Samsung Electronics Co., Ltd. v. Panasonic Corporation (f/k/a Matsushita Electric Industrial Co.), Ltd., Pannova Semic, LLC, and Tessera Advanced Technologies, Inc. (International Chamber of Commerce)

On May 18, 2018, Samsung Electronics Co., Ltd. (“Samsung”) filed a Request for Arbitration against Tessera Advanced Technologies, Inc. (“Tessera”), Panasonic Corporation (f/k/a Matsushita Electric Industrial Co.) (“Panasonic”) and Pannova Semic, LLC (“Pannova”) with the International Chamber of Commerce. The Request seeks declaratory judgments that Samsung has a license to practice U.S. Patent Nos. 6,954,001, 6,784,557, 6,512,298, and 6,852,616 (“Patents-in-Suit”); damages of at least $15 million for alleged breach of contract; and a declaratory judgment that Panasonic’s assignment of the Patents-in-Suit is null and void. The Request further seeks an order requiring reimbursement to Samsung of all expenses, including attorneys’ fees, incurred in defending against lawsuits that Tessera or its affiliates filed in various jurisdictions. On June 25, 2018, Tessera and Pannova filed a Response to the Request for Arbitration, objecting to the jurisdiction of the Tribunal and denying the merits of Samsung’s claims.

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
The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended,		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Product licensing segment	$51,161	$46,362	$104,377	$74,063
Semiconductor and IP licensing segment	12,793	44,960	25,109	84,514
Total revenue	63,954	91,322	129,486	158,577
Operating expenses:
Product licensing segment	42,142	42,619	86,036	85,801
Semiconductor and IP licensing segment	18,942	21,374	38,369	44,137
Unallocated operating expenses (1)	30,476	39,829	65,178	87,447
Total operating expenses	91,560	103,822	189,583	217,385
Operating income (loss):
Product licensing segment	9,019	3,743	18,341	(11,738)
Semiconductor and IP licensing segment	(6,149)	23,586	(13,260)	40,377
Unallocated operating expenses (1)	(30,476)	(39,829)	(65,178)	(87,447)
Total operating loss	$(27,606)	$(12,500)	$(60,097)	$(58,808)

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
A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended,				Six Months Ended,
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Japan	$18,199	29%	$20,169	22%	$37,543	29%	$34,059	22%
Korea	17,459	27	14,103	15	31,887	25	20,990	13
U.S.	13,952	22	33,680	37	25,579	20	67,086	42
Europe and Middle East	10,925	17	5,070	6	16,134	12	6,790	4
China	1,491	2	3,599	4	15,635	12	6,653	4
Other	1,928	3	14,701	16	2,708	2	22,999	15
	$63,954	100%	$91,322	100%	$129,486	100%	$158,577	100%

For the three months ended June 30, 2018 and 2017, there were one and three customers, respectively, that each accounted for 10% or more of total revenue. For the six months ended June 30, 2018 and 2017, there were one and three customers, respectively, that each accounted for 10% or more of total revenue. As of June 30, 2018 and December 31, 2017, there were one and three customers that each accounted for 10% or more of total accounts receivable, respectively.
NOTE 15 - SUBSEQUENT EVENTS
On July 19, 2018, the Board declared a cash dividend of $0.20 per share of common stock, payable on September 6, 2018 for the stockholders of record at the close of business on August 16, 2018.

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
Results of Operations
Under generally accepted accounting principles regarding business combinations, we were unable to record $3.7 million and $9.1 million in revenue in the three and six months ended June 30, 2018, respectively, and $7.3 million and $38.6 million in revenue in the three and six months ended June 30, 2017, respectively, which would have been recognized by DTS under Topic 605 if not for the acquisition. If allowed, this revenue would have had a significant impact on the operating results as described below.
We adopted the new accounting standard, ASU No. 2014-09 (Topic 606) "Revenue from Contracts with Customers" effective January 1, 2018, which had a material impact on the financial reporting of our operating results as described below. Under the modified retrospective transition method, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to “Note 2 - Summary of Significant Accounting Policies" and “Note 3 - Revenue" in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for detailed information.

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
The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Royalty and license fees	100%	100%	100%	100%
Total revenue	100	100	100	100
Operating expenses:
Cost of revenue	3	1	3	2
Research, development and other related costs	39	29	40	33
Selling, general and administrative	48	36	50	47
Amortization expense	43	31	42	36
Litigation expense	10	9	11	11
Total operating expenses	143	106	146	129
Operating loss	(43)	(6)	(46)	(29)
Interest expense	9	8	10	9
Other income and expense, net	(3)	—	(4)	—
Loss before taxes	(49)	(14)	(52)	(38)
Provision for (benefit from) income taxes	(5)	29	(5)	(6)
Net loss	(44)%	(43)%	(47)%	(32)%
Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	% Change
Royalty and license fees	$63,954	$91,322	$(27,368)	(30)%

The $27.4 million or 30% decrease in revenue was due principally to our inability to record billings as revenue in the second quarter of 2018 from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018 as a result of adopting ASC Topic 606. Partially offsetting year on year changes was the purchase accounting impact on revenue in the second quarter of 2017 totaling $7.3 million, an amount that would have been recognized as revenue by DTS if not for the acquisition. Had we not implemented Topic 606, our revenue in the second quarter of 2018 under legacy GAAP would have been $96.7 million. Refer to “Note 2 - Summary of Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements for further detail.

	Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	% Change
Royalty and license fees	$129,486	$158,577	$(29,091)	(18)%

The $29.1 million or 18% decrease in revenue was due principally to our inability to record billings as revenue in the first two quarters of 2018 from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018 as a result of adopting ASC Topic 606. Significantly offsetting year on year changes was the purchase accounting impact on revenue in the first quarter of 2017 totaling $38.6 million, an amount that would have been recognized as revenue by DTS if not for the acquisition. Had we not implemented Topic 606, our revenue in the six months of 2018 under legacy GAAP would have been $192.9 million. Refer to “Note 2 - Summary of Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements for further detail.
Our billings were as follows (in thousands, except for percentages):

	Three Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	% Change
Total billings	$100,694	$107,287	$(6,593)	(6)%

Total billings were $100.7 million in the three months ended June 30, 2018, as compared to $107.3 million in the three months ended June 30, 2017, a decrease of $6.6 million. The decrease was primarily driven by expiration of a fixed fee licensing contract in 2017 and by a one-time audit settlement we recorded in the second quarter of 2017, partially offset by billings from new fixed fee contracts.

	Six Months Ended
	June 30, 2018	June 30, 2017	Increase/ (Decrease)	% Change
Total billings	$204,963	$206,959	$(1,996)	(1)%

Total billings were $205.0 million in the six months ended June 30, 2018, as compared to $207.0 million in the six months ended June 30, 2017, a decrease of $2.0 million. The decrease was primarily driven by expiration of a fixed fee licensing contract in 2017 and by a one-time audit settlement we recorded in the second quarter of 2017, partially offset by billings from new fixed fee contracts.

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
Cost of Revenue

Cost of revenue consists of royalties paid to third parties and direct compensation and related expenses to provide non-recurring engineering ("NRE") services.
Cost of revenue for the three months ended June 30, 2018 was $2.1 million, as compared to $1.3 million for the three months ended June 30, 2017. Cost of revenue for the six months ended June 30, 2018 was $4.4 million, as compared to $2.7 million for the six months ended June 30, 2017. The increases were due to higher costs on NRE contracts, which are generally reclassified from research and development as we satisfy the underlying performance obligations, as well as royalties paid to a third party in connection with a Product Licensing segment contract.
We anticipate these expenses will continue to increase when compared to 2017 due to expected higher NRE in 2018 and royalties paid to third parties in connection with Product Licensing segment contracts.
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
Research, development and other related costs for the three months ended June 30, 2018 were $25.2 million, as compared to $26.3 million for the three months ended June 30, 2017, a decrease of $1.1 million or 4%. The decrease was primarily related to a $0.6 million decrease in personnel related expenses and a $0.3 million decrease in outside services.
Research, development and other related costs for the six months ended June 30, 2018 were $51.7 million, as compared to $52.3 million for the six months ended June 30, 2017, a decrease of $0.6 million or 1%. The decrease was primarily related to a $0.5 million decrease in outside services.
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
Selling, general and administrative expenses for the three months ended June 30, 2018 were $30.5 million, as compared to $33.0 million for the three months ended June 30, 2017, a decrease of $2.5 million or 8%. The decrease was due to a $1.3 million decrease in personnel related expenses, driven primarily by post-acquisition retention bonus in the second quarter of 2017, and a $1.2 million decrease in stock-based compensation.
Selling, general and administrative expenses for the six months ended June 30, 2018 were $65.2 million, as compared to $74.2 million for the six months ended June 30, 2017, a decrease of $9.0 million or 12%. The decrease was due to a $3.6 million decrease in personnel related expenses, driven primarily by lower acquisition related severance and retention bonus, a $2.7 million decrease in outside services which were associated with acquisition transaction costs in 2017, a $1.5 million decrease in marketing and branding expense, and a $1.2 million decrease in stock-based compensation.
Amortization Expense
Amortization expense for the three months ended June 30, 2018 was $27.2 million, as compared to $28.2 million for the three months ended June 30, 2017, a decrease of $1.0 million. Amortization expense for the six months ended June 30, 2018 was $54.4 million, as compared to $56.7 million for the six months ended June 30, 2017, a decrease of $2.3 million. The decreases were primarily attributable to certain intangible assets becoming fully amortized over the past twelve months.

With the acquisition of DTS, we anticipate that amortization expenses will continue to be a significant expense since we acquired approximately $479 million in intangible assets which will be amortized over the next several years. See “Note 7 - Goodwill and Identified Intangible Assets" in the Notes to Condensed Consolidated Financial Statements for additional information.
Litigation Expense
Litigation expense for the three months ended June 30, 2018 was $6.6 million, as compared to $8.2 million for the three months ended June 30, 2017, a decrease of $1.6 million. Litigation expense for the six months ended June 30, 2018 was $14.0 million, as compared to $18.2 million for the six months ended June 30, 2017, a decrease of $4.2 million. The decreases were primarily related to concluding litigation activity against Broadcom, partially offset by increases in Samsung related litigation expenditure during the periods. As previously announced, we reached a settlement with Broadcom in the fourth quarter of 2017.
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
Stock-based Compensation Expense
The following table sets forth our stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended,		Six Months Ended,
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Research, development and other related costs	$3,344	$3,437	$6,438	$6,134
Selling, general and administrative	3,875	5,087	8,189	9,451
Total stock-based compensation expense	$7,219	$8,524	$14,627	$15,585
Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. For the three months ended June 30, 2018, stock-based compensation expense was $7.2 million, of which $0.1 million related to employee stock options, $6.4 million related to restricted stock awards and units and $0.7 million related to employee stock plan purchases. For the three months ended June 30, 2017, stock-based compensation expense was $8.5 million, of which $0.6 million related to employee stock options, $7.3 million related to restricted stock awards and units and $0.6 million related to employee stock plan purchases.
For the six months ended June 30, 2018, stock-based compensation expense was $14.6 million, of which $0.3 million related to employee stock options, $12.8 million related to restricted stock awards and units and $1.5 million related to employee stock plan purchases. For the six months ended June 30, 2017, stock-based compensation expense was $15.6 million, of which $1.2 million related to employee stock options, $13.3 million related to restricted stock awards and units and $1.1 million related to employee stock plan purchases.
Interest Expense
Interest expense for the three months ended June 30, 2018 and 2017 was $6.2 million and $7.0 million, respectively. Interest expense for the six months ended June 30, 2018 and 2017 was $12.5 million and $13.5 million, respectively. The decreases in interest expense in the three and six months ended June 30, 2018 were primarily a result of lower debt principal as we made a $100.0 million pay-down in January 2018, partially offset by higher interest rates in 2018 due to the variable rate included in our debt. Interest expense may increase in future periods if forecasted market interest rate increases occur during the remainder of 2018 and in future years.
Other Income and Expense, Net

Other income and expense, net for the three months ended June 30, 2018 was $2.2 million, as compared to $0.2 million for the three months ended June 30, 2017. Other income and expense, net for the six months ended June 30, 2018 was $5.4 million, as compared to $0.3 million for the six months ended June 30, 2017. Other income was higher in the current year principally due to interest income of $2.1 million and $4.3 million for the three and six months ended June 30, 2018, respectively, earned from significant financing components on our licensing contracts pursuant to Topic 606. As discussed above, we adopted Topic 606 in the first quarter of 2018.
Provision for (benefit from) Income Taxes

For the three months ended June 30, 2018, we recorded an income tax benefit of $3.3 million on a pretax loss of $31.6 million and for the six months ended June 30, 2018, we recorded an income tax benefit of $6.0 million on a pretax loss of $67.2 million, which resulted in an effective tax rate year to date of 8.9%. The income tax benefit for the three and six months ended June 30, 2018, was primarily related to tax benefit from losses and credits generated from operations offset by foreign withholding taxes, certain book-to-tax permanent differences, valuation allowance recorded against our unutilized tax credits generated in the current year, and shortfalls from stock-based compensation. For the three months ended June 30, 2017, we recorded an income tax provision of $26.6 million and for the six months ended June 30, 2017, we recorded an income tax benefit of $8.7 million, which resulted in an effective tax rate year to date of 14.8%. The income tax provision of $26.6 million for the three months ended June 30, 2017 was primarily related to a decrease in our estimated annual effective tax rate applied to actual year-to-date losses incurred that resulted in a reduction of actual tax benefit as compared to the prior quarter. The income tax benefit of $8.7 million for the six months ended June 30, 2017 was primarily related to losses generated in the U.S. and foreign operations offset by foreign withholding tax liability. Our provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The decrease in income tax benefit for the six months ended June 30, 2018 as compared to the income tax benefit during the same period in the prior year is largely attributable to valuation allowance recorded against our tax credits.

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

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Product licensing segment	$51,161	$46,362	$104,377	$74,063
Semiconductor and IP licensing segment	12,793	44,960	25,109	84,514
Total revenue	63,954	91,322	129,486	158,577
Operating expenses:
Product licensing segment	42,142	42,619	86,036	85,801
Semiconductor and IP licensing segment	18,942	21,374	38,369	44,137
Unallocated operating expenses (1)	30,476	39,829	65,178	87,447
Total operating expenses	91,560	103,822	189,583	217,385
Operating income (loss):
Product licensing segment	9,019	3,743	18,341	(11,738)
Semiconductor and IP licensing segment	(6,149)	23,586	(13,260)	40,377
Unallocated operating expenses (1)	(30,476)	(39,829)	(65,178)	(87,447)
Total operating loss	$(27,606)	$(12,500)	$(60,097)	$(58,808)

(1) Unallocated operating expenses consist primarily of general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because it is not practical to do so.
The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $385.8 million in goodwill at June 30, 2018, approximately $378.1 million is allocated to our Product Licensing reporting segment and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting segment.
For the three months ended June 30, 2018, the unallocated expenses were $30.5 million compared to $39.8 million for the three months ended June 30, 2017. The decrease of $9.3 million was primarily attributable to a decrease in DTS post acquisition costs and severance and retention bonuses, as well as lower corporate marketing expenditures.
For the six months ended June 30, 2018, the unallocated expenses were $65.2 million compared to $87.4 million for the six months ended June 30, 2017. The decrease of $22.2 million was primarily attributable to DTS acquisition-related transaction costs and severance and retention bonuses, as well as reduced corporate marketing and branding expenditures.

Product Licensing Segment

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Royalty and license fees	$51,161	$46,362	$104,377	$74,063
Total revenue	51,161	46,362	104,377	74,063
Operating expenses:
Cost of revenue	2,080	1,303	4,404	2,703
Research, development and other related costs	17,932	18,710	37,452	37,757
Litigation	—	30	—	30
Amortization	22,130	22,576	44,180	45,311
Total operating expenses	42,142	42,619	86,036	85,801
Total operating income (loss)	$9,019	$3,743	$18,341	$(11,738)
Product Licensing revenue for the three months ended June 30, 2018 was $51.2 million as compared to $46.4 million for the three months ended June 30, 2017, an increase of $4.8 million. Product Licensing revenue for the six months ended June 30, 2018 was $104.4 million as compared to $74.1 million for the six months ended June 30, 2017, an increase of $30.3 million. The primary driver for the year-on-year changes was the purchase accounting impact on revenue of $7.3 million and $38.6 million in the three and six months ended June 30, 2017, respectively, amounts that would have been recognized as revenue by DTS under Topic 605 if not for the acquisition. This effect was partially offset by our inability to record billings as revenue from minimum guarantee contracts in place prior to the start of 2018 as a result of adopting Topic 606.
Billings for the three months ended June 30, 2018 were $51.0 million as compared to $55.0 million for the three months ended June 30, 2017, a decrease of $4.0 million. The decrease for the three months ended June 30, 2018, was due primarily to higher billings in the second quarter of 2017 for one-time audit settlements, automotive NRE, and higher PC-related unit volumes for legacy audio products. Billings for the six months ended June 30, 2018 were $112.2 million as compared to $114.8 million for the six months ended June 30, 2017, a decrease of $2.6 million. The decease for the six months ended June 30, 2018, resulted primarily from a one-time audit settlement we recorded in the first half of 2017.
Due to adoption of Topic 606, we anticipate Product Licensing revenue for 2018 will be materially impacted due principally to our inability to record further billings as revenue in 2018 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018, offset by the impact of recording the full present value of fixed fee and minimum guarantee contracts upon their effective date which accelerates revenue recognition on new contracts as compared to revenue recognition under Topic 605. Further, we expect greater variability in quarterly and annual revenue in our Product Licensing segment in future periods as a result of the revenue accounting treatment applied to minimum guarantee and fixed fee licensing contracts.
Operating expenses for the three months ended June 30, 2018 were $42.1 million and consisted of cost of revenue of $2.1 million, research, development and other related costs of $17.9 million and amortization costs of $22.1 million. The decrease of $0.5 million in total operating expenses as compared to $42.6 million for the three months ended June 30, 2017 was primarily driven by lower R&D personnel related cost and amortization, partially offset by higher cost of revenue associated with increased NRE activity and royalties paid to a third party in connection with an audio revenue contract. Operating expenses for the six months ended June 30, 2018 were $86.0 million and consisted of cost of revenue of $4.4 million, research, development and other related costs of $37.5 million and amortization costs of $44.2 million. The increase of $0.2 million in total operating expenses as compared to $85.8 million for the six months ended June 30, 2017 was primarily driven by higher cost of revenue associated with increased NRE activity and royalties paid to a third party in connection with an audio revenue contract, partially offset by lower amortization expense.
Operating income for the three months ended June 30, 2018 was $9.0 million compared to operating income of $3.7 million for the three months ended June 30, 2017, with the variance due to the reasons stated above.
Operating income for the six months ended June 30, 2018 was $18.3 million compared to operating loss of $11.7 million for the six months ended June 30, 2017, with the variance due to the reasons stated above.

Semiconductor and IP Licensing Segment

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Royalty and license fees	$12,793	$44,960	$25,109	$84,514
Total revenue	12,793	44,960	25,109	84,514
Operating expenses:
Research, development and other related costs	7,238	7,603	14,233	14,568
Litigation	6,635	8,196	13,951	18,174
Amortization	5,069	5,575	10,185	11,395
Total operating expenses	18,942	21,374	38,369	44,137
Total operating income (loss)	$(6,149)	$23,586	$(13,260)	$40,377
Semiconductor and IP Licensing segment revenue for the three months ended June 30, 2018 was $12.8 million as compared to $45.0 million for the three months ended June 30, 2017, a decrease of $32.2 million. Semiconductor and IP Licensing segment revenue for the six months ended June 30, 2018 was $25.1 million as compared to $84.5 million for the six months ended June 30, 2017, a decrease of $59.4 million. The decreases were primarily caused by our inability to record billings as revenue in the first two quarters of 2018 from fixed fee licensing contracts in place prior to the start of 2018 as a result of adopting Topic 606.
Billings for the three months ended June 30, 2018 were $49.7 million as compared to $52.3 million for the three months ended June 30, 2017, a decrease of $2.6 million. The decrease was primarily driven by expiration of a fixed fee licensing contract in 2017 that was billed annually, partially offset by quarterly billings from the Broadcom license executed in December 2017. Billings for the six months ended June 30, 2018 were $92.8 million as compared to $92.2 million for the six months ended June 30, 2017, an increase of $0.6 million. The increase was primarily driven by quarterly billings from the Broadcom license executed in December 2017, partially offset by expiration of a fixed fee contract that was billed annually.
Due to adoption of Topic 606, we currently anticipate Semiconductor and IP Licensing revenue for 2018 will be significantly lower than that for 2017 due principally to our inability to record further billings as revenue in 2018 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018. Further, we expect greater variability in quarterly and annual revenue in our Semiconductor and IP Licensing segment in future periods as a result of the revenue accounting treatment applied to minimum guarantee and fixed fee licensing contracts, which will necessitate recognizing revenue in the quarter a contract first becomes effective. For example, if one or more significant new license agreements become effective during the second half of 2018, then Semiconductor and IP Licensing revenue for the year could materially increase from amounts recorded during the first half of 2018.
Operating expenses for the three months ended June 30, 2018 were $18.9 million and consisted of research, development and other related costs of $7.2 million, litigation costs of $6.6 million and amortization costs of $5.1 million. The decrease of $2.5 million in total operating expenses as compared to $21.4 million for the three months ended June 30, 2017, resulted primarily from lower litigation costs as a result of concluding the legal proceedings against Broadcom in December 2017, partially offset by an increase in Samsung related litigation expense.
Operating expenses for the six months ended June 30, 2018 were $38.4 million and consisted of research, development and other related costs of $14.2 million, litigation costs of $14.0 million and amortization costs of $10.2 million. The decrease of $5.7 million in total operating expenses as compared to $44.1 million for the six months ended June 30, 2017, resulted primarily from lower litigation costs as a result of concluding the legal proceedings against Broadcom in December 2017, partially offset by an increase in Samsung related litigation expense.
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

Operating loss for the three months ended June 30, 2018 was $6.1 million compared to operating income of $23.6 million for the three months ended June 30, 2017, with the variance due to the reasons stated above.

Operating loss for the six months ended June 30, 2018 was $13.3 million compared to operating income of $40.4 million for the six months ended June 30, 2017, with the variance due to the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$55,804	$138,260
Short-term investments	39,449	62,432
Total cash, cash equivalents and short-term investments	$95,253	$200,692
Percentage of total assets	8%	18%

	Six Months Ended,
	June 30, 2018	June 30, 2017
Net cash from operating activities	$39,235	$45,802
Net cash from investing activities	$19,866	$(8,228)
Net cash from financing activities	$(141,557)	$(20,316)
Our primary sources of liquidity and capital resources are our operating cash flows and our investment portfolio. Cash, cash equivalents and investments were $95.3 million at June 30, 2018, a decrease of $105.4 million from $200.7 million at December 31, 2017. This decrease resulted from $100.0 million in voluntary pay-down of debt principal, $19.7 million in dividends paid, $33.3 million in repurchases of common stock and $2.0 million in capital expenditures. This decrease was partially offset by $39.2 million in cash from operations and by $11.4 million in proceeds from the exercise of stock options and employee stock purchases. Cash and cash equivalents were $55.8 million at June 30, 2018, a decrease of $82.5 million from $138.3 million at December 31, 2017.
Cash flows provided by operations were $39.2 million for the six months ended June 30, 2018, primarily due to our net loss of $61.3 million being adjusted for non-cash items of depreciation of $3.4 million, amortization of intangible assets of $54.4 million, stock-based compensation expense of $14.6 million and $40.9 million in changes in operating assets and liabilities. These increases were partially offset by a reduction of $14.6 million in deferred income taxes and other.
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
Net cash provided by investing activities was $19.9 million for the six months ended June 30, 2018, primarily related to maturities and sales of short-term investments of $22.7 million, partially offset by $2.0 million in capital expenditures and $0.9 million in other acquisitions.
Net cash used in investing activities was $8.2 million for the six months ended June 30, 2017, primarily related to the purchases of available-for-sale securities of $12.0 million and $1.9 million in capital expenditures offset by maturities and sales of short-term investments of $5.7 million.
Net cash used in financing activities was $141.6 million for the six months ended June 30, 2018 principally due to $100.0 million in voluntary pay-down of debt principal, $19.7 million in dividends paid and $33.3 million in repurchases of common stock, partially offset by $11.4 million in proceeds from the exercise of stock options and employee stock purchases.
Net cash used in financing activities was $20.3 million for the six months ended June 30, 2017 principally due to dividend payments of $19.7 million and $3.0 million in debt repayments, offset by $5.8 million in proceeds from the exercise of stock options and employee stock purchases.
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

We evaluate our investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of the investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the six months ended June 30, 2018 and 2017, no impairment charges were recorded with respect to our investments.
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
At June 30, 2018, $494.0 million was outstanding under this loan facility with an interest rate, including amortization of debt issuance costs, of 5.0%. Interest is payable monthly. As the $100.0 million prepayment of debt principal we made in January 2018 exceeded the minimum principal payment requirements, we expect to have no further principal payment requirements until maturity of the loan, subject to our expected achievement of a net leverage ratio, as defined in the loan agreement, below 2.0 at the end of each fiscal year end. Because the interest rate on the loan facility is variable, we are subject to variations in our cash flows based on changes in market interest rates.
In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2018, the total amount available for repurchase under the plan was $112.9 million. No expiration has been specified for this plan. Since the inception of the plan, and through June 30, 2018, we have repurchased approximately 12.5 million shares of common stock at a total cost of $337.1 million at an average price of $26.94. During the six months ended June 30, 2018, our repurchases totaled $29.9 million. We plan to continue to execute authorized repurchases from time to time under the plan.
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
Contractual Cash Obligations

Our operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term. There have been no material changes to our future minimum lease payments in the three months ended June 30, 2018.

As of June 30, 2018, we had accrued $14.7 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.7 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.
See “Note 13 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for additional detail.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

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
On April 4, 2017, Tessera, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The parties completed briefing on November 2, 2017. A hearing for oral argument has been scheduled for October 15, 2018.

Certain Wafer-Level Packaging Semiconductor Devices and Products Containing Same (Including Cellular Phones, Tablets, Laptops, and Notebooks) and Components Thereof, Inv. No. 337-TA-1080, (U.S. International Trade Commission, Washington, D.C.)
On September 28, 2017, Tessera Advanced Technologies, Inc. (“Tessera”) filed a complaint at the U.S. International Trade Commission (“the Commission”), requesting that the Commission institute an investigation against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. (collectively, “Samsung”). The complaint alleged that Samsung infringes U.S. Patent Nos. 6,954,001 and 6,784,557. The complaint requests that the Commission issue a permanent limited exclusion order excluding from entry into the United States Samsung’s infringing products. In addition, the complaint requested that the Commission issue a permanent cease and desist order prohibiting Samsung from, among other things, importing, selling, or distributing the infringing products. On October 31, 2017, the Commission instituted the investigation. On November 27, 2017, Samsung filed a response to the complaint. A claim construction hearing was held on March 20, 2018.
On March 27, 2018, Samsung filed a Motion to Terminate the Investigation for Lack of Standing or to Terminate or Stay the Investigation pending Arbitration. On May 21, 2018, the Administrative Law Judge issued an Initial Determination (“ID”) granting the motion to terminate the investigation in favor of arbitration. On May 31, 2018, the parties filed petitions for review of the ID. On June 20, 2018, the Commission determined not to review the ID and terminated the investigation. This matter is now concluded.

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

Invensas Bonding Technologies, Inc. v. Samsung Electronics America, Inc., et al., Civil Action No. 1:17-cv-07609 (D. N.J.)
On September 28, 2017, Invensas Bonding Technologies, Inc. filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co. Ltd. (collectively, “Samsung”) in the U.S. District Court for the District of New Jersey. The complaint alleges that Samsung infringes U.S. Patent Nos. 7,553,744, 7,807,549, 7,871,898, 8,153,505, 9,391,143, and 9,431,368 and requests, among other things, that Samsung be ordered to pay compensatory damages. On December 19, 2017, Samsung filed an Answer and Affirmative Defenses. A status conference is scheduled for September 5, 2018.

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

On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On March 23, 2018, Samsung filed a motion to dismiss certain counts of the third amended complaint. A hearing on the motions was held on May 16, 2018. The motions remain pending.

A claim construction hearing is scheduled for October 3, 2018. A dispositive motion hearing is scheduled for April 11, 2019. A jury trial is scheduled to begin on June 17, 2019.

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

On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware, and a motion to sever and stay proceedings for the ‘231 and ‘946 patents. On June 13, 2018, the Court held a hearing on the motion to sever and stay. The motions remain pending.

A claim construction hearing is scheduled for August 22, 2018. A jury trial is scheduled to begin on February 19, 2019.

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

On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On February 22, 2018, Samsung filed a motion to stay pending arbitration. On May 11, 2018, Samsung filed a motion to dismiss for lack of standing. On June 29, 2018, Samsung filed a motion to stay pending determination of inter partes review of the patents-in-suit, and the Court denied the motion on July 19, 2018. The other motions are pending.

A claim construction hearing is scheduled for September 10, 2018. A jury trial is scheduled to begin on May 6, 2019.

Tessera Advanced Technologies Inc. vs. Samsung (China) Investment Co., Ltd. et al. Case No. (2018) Jing Min Chu No. 12 (Beijing High Court, People’s Republic of China)

On January 25, 2018, Tessera Advanced Technologies Inc. (“TATI”) filed a complaint against Samsung (China) Investment Co., Ltd., Samsung Electronics Huizhou Co., Ltd. and Beijing Jiu Jiu Shun Fa Technologies Development Co., Ltd. (collectively the “Defendants”) with the Beijing High Court, People’s Republic of China. The complaint alleges that the Defendants infringe TATI’s Chinese Patent No. 02155954.6. The complaint seeks damages; an injunction prohibiting the Defendants from manufacturing, using, offering for sale, and selling infringing products in China; and orders requiring that the Defendants destroy infringing products and semi-finished products in their possession in China, as well as equipment, drawings and other objects and information used to manufacture infringing products.

On March 29, 2018, the Beijing High Court granted TATI’s evidence preservation petition, and preserved from Samsung’s Beijing offices certain financial documents related to its sale of allegedly infringing products. On April 4, 2018, Samsung (China) Investment Co., Ltd. filed a petition for reconsideration of the evidence preservation decision, which the Beijing High Court denied on April 10, 2018.

The Defendants filed petitions to challenge the jurisdiction of the Beijing High Court. On May 11, 2017, the Beijing High Court issued an order denying the Defendants’ jurisdiction petitions. The Defendants appealed the order to the Supreme People’s Court of the People’s Republic of China (“PRC”). The case is currently stayed pending a second instance ruling on the jurisdiction issue from the Supreme People’s Court of the PRC.

Samsung Electronics Co., Ltd. v. Panasonic Corporation (f/k/a Matsushita Electric Industrial Co.), Ltd., Pannova Semic, LLC, and Tessera Advanced Technologies, Inc. (International Chamber of Commerce)

On May 18, 2018, Samsung Electronics Co., Ltd. (“Samsung”) filed a Request for Arbitration against Tessera Advanced Technologies, Inc. (“Tessera”), Panasonic Corporation (f/k/a Matsushita Electric Industrial Co.) (“Panasonic”) and Pannova Semic, LLC (“Pannova”) with the International Chamber of Commerce. The Request seeks declaratory judgments that Samsung has a license to practice U.S. Patent Nos. 6,954,001, 6,784,557, 6,512,298, and 6,852,616 (“Patents-in-Suit”); damages of at least $15 million for alleged breach of contract; and a declaratory judgment that Panasonic’s assignment of the Patents-in-Suit is null and void. The Request further seeks an order requiring reimbursement to Samsung of all expenses, including attorneys’ fees, incurred in defending against lawsuits that Tessera or its affiliates filed in various jurisdictions. On June 25, 2018, Tessera and Pannova filed a Response to the Request for Arbitration, objecting to the jurisdiction of the Tribunal and denying the merits of Samsung’s claims.

Patent Office Proceedings
CN Patent No. 02155954.6
On April 27, 2018, Samsung (China) Investment Co., Ltd. and Samsung Electronics Huizhou Co., Ltd. filed two invalidation petitions against CN Patent No. 02155954.6 (“the ‘954 patent”) before the Patent Reexamination Board of State Intellectual Property Office of the PRC. Both invalidation petitions request a determination that claims 1-12 of ‘954 patent are unpatentable. Tessera Advanced Technologies, Inc. filed its response to the first invalidation case on July 19, 2018, and its response to the second invalidation case is due on July 29, 2018.

U.S Patent No. 6,054,336
On June 15, 2018, Samsung Electronics Co., and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 6,054,336 (the “’336 patent”) with the U.S. Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”). The petition requests a determination that claims 1-3 of the ’336 patent are unpatentable.

U.S Patent No. 6,232,231
On July 13, 2018, Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., and Samsung Austin Semiconductor LLC filed a petition for inter partes review of U.S. Patent No. 6,232,231 (the “’231 patent”) with the PTAB. The petition requests a determination that claims 1-16 of the ’231 patent are unpatentable.

U.S Patent No. 6,512,298
On June 15, 2018, Samsung Electronics Co. Ltd., and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 6,512,298 (the “’298 patent”) with the PTAB. The petition requests a determination that claims 1-6 and 8-13 of the ’298 patent are unpatentable.

U.S Patent No. 6,566,167

On June 15, 2018, Samsung Electronics Co. Ltd., and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 6,566,167 (the “’167 patent”) with the PTAB. The petition requests a determination that claims 1-12 of the ’167 patent are unpatentable.
U.S. Patent No. 6,784,557
On January 11, 2018, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. (collectively, “Samsung”) filed a petition for inter partes review of U.S. Patent No. 6,784,557 (the “‘557 patent”) with the PTAB. The petition requests a determination that claims 1-8 of the ‘557 patent are unpatentable. On July 19, 2018, the PTAB instituted an inter partes review of claims 1-8.

U.S Patent No. 6,825,554
On June 15, 2018, Samsung Electronics Co. Ltd., and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 6,825,554 (the “’554 patent”) with the PTAB. The petition requests a determination that claims 1-5 of the ’554 patent are unpatentable.

U.S Patent No. 6,849,946
On July 13, 2018, Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., and Samsung Austin Semiconductor LLC filed a petition for inter partes review of U.S. Patent No. 6,849,946 (the “’946 patent”) with the PTAB. The petition requests a determination that claims 16-22 of the ’946 patent are unpatentable.

U.S Patent No. 6,852,616
On June 15, 2018, Samsung Electronics Co. Ltd., and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 6,852,616 (the “’616 patent”) with the PTAB. The petition requests a determination that claims 1-6 and 8-9 of the ’616 patent are unpatentable.

U.S. Patent No. 6,954,001
On March 16, 2018, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. (collectively, “Samsung”) filed two petitions for inter partes review of U.S. Patent No. 6,954,001 (“the ‘001 patent”) with the PTAB. The first petition requests a determination that claims 1-18 of the ’001 patent are unpatentable. The second petition requests a determination that claims 1-4, 6-13, and 15-18 of the ’001 patent are unpatentable.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Our revenue and billings have been concentrated and we anticipate that our revenue and billings will continue to be concentrated in a limited number of customers. If we lose any of these customers, or these customers do not pay us, our revenue and billings could decrease substantially.
We have earned a significant amount of our revenue from a limited number of customers. For the three months ended June 30, 2018, there was one customer that accounted for 10% or more of total revenue. We expect that a significant portion of our billings and revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our billings and revenue could decrease substantially. For example, in February 2017 we announced that we were seeking to relicense Samsung Electronics whose patent license had expired at the end of 2016. In addition, a significant portion of our recurring billings is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. If we are unable to replace the billings from an expiring license or at the end of structured payment terms of a settlement agreement with similar billings from other customers, our royalties could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.
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

As of June 30, 2018, we had $494.0 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At June 30, 2018, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $5.0 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. The U.S. Federal Reserve has forecasted further increases in its benchmark interest rate during 2018, which would likely impact the base rate on our outstanding indebtedness, and increase our interest expense, comparably.
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
At June 30, 2018, we held approximately $55.8 million in cash and cash equivalents and $39.4 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.
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
On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on us include the permanent reduction of the U.S. federal corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for global intangible low-taxed income (“GILTI”), deduction for foreign-derived intangible income (“FDII”), modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision, and limitation on the deductibility of executive compensation.
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
Our rate of taxation in foreign jurisdictions has historically been lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries organized in Ireland and the United Kingdom. As such, our effective tax rate can be impacted by the composition of our earnings in the U.S. and foreign jurisdictions.
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
The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable.  Such assessment is required on a jurisdiction-by-jurisdiction basis.  In making such assessment, significant weight is given to evidence that can be objectively verified.  After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that it was more likely than not that we would not realize certain federal, state and foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset forecasted future tax liabilities. In the future, we may release valuation allowance and recognize certain deferred federal tax assets, deferred state tax assets or deferred tax assets of other foreign subsidiaries depending on achievement of future profitability in relevant jurisdictions, or we may implement tax planning strategies that enable us to utilize deferred tax assets that would otherwise be unused.

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
Our business and operating results may be harmed if we are unable to manage growth in our business, if we undertake any restructuring activities or if we dispose of a business division or dispose of or discontinue any product lines.

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
If we are unable to effectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed. Moreover, if our acquisitions or other growth initiatives do not prove to be profitable, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work, and may result in significant liabilities and costs as described earlier.
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

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2018, the total amount available for repurchase under the plan was $112.9 million.

The amount of repurchases under our stock repurchase program will vary. In 2015, we repurchased approximately 3,300,000 shares for an aggregate amount of $119.2 million. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. In 2017, we repurchased approximately 654,000 shares for an aggregate amount of $15.3 million. In the first six months of 2018, we repurchased approximately 1,371,000 shares for an aggregate amount of $29.9 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. The terms of our current or future debt agreements could limit our ability to repurchase shares.
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
(c) Stock Repurchases

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (a)
(Shares in thousands)
2018
April	231	$21.68	231
May	235	21.22	235
June	260	19.21	260
Total	726	$20.65	726	$112.9 million

(a) Calculated as of June 30, 2018. In August 2007, our Board of Directors authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. All repurchases in the three months ended June 30, 2018 were made under this plan.
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

3.7	Amendment to the Amended and Restated Bylaws, dated as of April 27, 2018 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 3, 2018, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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
Dated: August 8, 2018

XPERI CORPORATION

By:	/s/ Jon Kirchner
Jon Kirchner Chief Executive Officer