Form 10-Q
period 2018-09-30
Xperi Corp
filed 2018-11-07
CIK 1690666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37956

XPERI CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2018 was 48,418,161.

XPERI CORPORATION

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(83,049)	$(62,202)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	5,073	5,351
Amortization of intangible assets	81,573	84,475
Stock-based compensation expense	22,080	23,961
Deferred income tax	(21,247)	(25,295)
Amortization of debt issuance costs and other	2,636	2,193
Bad debt expense	345	1,849
Changes in operating assets and liabilities:
Accounts receivable	(10,234)	(1,214)
Unbilled contracts receivable, net	93,005	42,019
Other assets	(479)	4,104
Accounts payable	(872)	(1,258)
Accrued legal fees	(618)	(2,484)
Accrued and other liabilities	(18,129)	10,587
Deferred revenue	(1,451)	3,683
Net cash from operating activities	68,633	85,769
Cash flows from investing activities:
Purchases of property and equipment	(2,451)	(2,487)
Acquisition, net of cash acquired	(500)	—
Purchases of intangible assets	(3,350)	—
Purchases of investments	(20,095)	(22,572)
Proceeds from sales of property and equipment	—	40
Proceeds from sales of investments	19,675	1,035
Proceeds from maturities of investments	8,540	8,400
Net cash from investing activities	1,819	(15,584)
Cash flows from financing activities:
Dividend paid	(29,508)	(29,664)
Repayment of debt	(100,000)	(4,500)
Proceeds from exercise of stock options	8,004	4,827
Proceeds from employee stock purchase program	5,197	4,132
Repurchase of common stock	(40,539)	(13,531)
Net cash from financing activities	(156,846)	(38,736)
Net increase (decrease) in cash, cash equivalents and restricted cash	(86,394)	31,449
Cash and cash equivalents at beginning of period	138,260	65,626
Cash, cash equivalents and restricted cash at end of period	$51,866	$97,075
Supplemental disclosure of cash flow information:
Interest paid	$16,949	$21,258
Income taxes paid, net of refunds	$12,768	$11,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$51,866	$138,260
Investments	53,569	62,432
Accounts receivable, net	26,219	17,010
Unbilled contracts receivable	154,417	10,866
Other current assets	17,029	16,949
Total current assets	303,100	245,517
Long-term unbilled contracts receivable	59,797	2,930
Property and equipment, net	31,769	34,442
Intangible assets, net	353,847	431,789
Goodwill	385,784	385,574
Other assets	5,479	9,772
Total assets	$1,139,776	$1,110,024
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,361	$4,233
Accrued legal fees	6,865	7,483
Accrued liabilities	30,513	47,969
Current portion of long-term debt	—	34,451
Deferred revenue	452	2,686
Total current liabilities	41,191	96,822
Long-term deferred tax liabilities	58,112	15,085
Long-term debt, net	481,574	545,211
Other long-term liabilities	17,089	17,330
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 62,158 and 60,608 shares issued, respectively, and 48,663 and 49,103 shares outstanding, respectively	62	60
Additional paid-in capital	721,939	686,660
Treasury stock at cost: 13,495 and 11,505 shares of common stock at each period end, respectively	(359,936)	(319,397)
Accumulated other comprehensive loss	(382)	(303)
Retained earnings	180,127	68,556
Total stockholders’ equity	541,810	435,576
Total liabilities and stockholders’ equity	$1,139,776	$1,110,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
Royalty and license fees	$72,365	$88,508	$201,851	$247,085
Total revenue	72,365	88,508	201,851	247,085
Operating expenses:
Cost of revenue	5,003	1,667	9,407	4,370
Research, development and other related costs	24,189	25,840	75,874	78,165
Selling, general and administrative	28,084	33,995	93,262	108,202
Amortization expense	27,208	27,769	81,573	84,475
Litigation expense	7,642	9,163	21,593	27,368
Total operating expenses	92,126	98,434	281,709	302,580
Operating loss	(19,761)	(9,926)	(79,858)	(55,495)
Interest expense	(6,343)	(7,371)	(18,861)	(20,876)
Other income and expense, net	1,737	739	7,120	1,005
Loss before taxes	(24,367)	(16,558)	(91,599)	(75,366)
Benefit from income taxes	(2,591)	(4,442)	(8,550)	(13,164)
Net loss	$(21,776)	$(12,116)	$(83,049)	$(62,202)
Basic and diluted net loss per share:
Basic	$(0.44)	$(0.24)	$(1.69)	$(1.26)
Diluted	$(0.44)	$(0.24)	$(1.69)	$(1.26)
Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60
Weighted average number of shares used in per share calculations-basic	48,958	49,469	49,005	49,293
Weighted average number of shares used in per share calculations-diluted	48,958	49,469	49,005	49,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net loss	$(21,776)	$(12,116)	$(83,049)	$(62,202)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities, net of tax	74	(16)	(79)	38
Other comprehensive income (loss)	74	(16)	(79)	38
Comprehensive loss	$(21,702)	$(12,132)	$(83,128)	$(62,164)

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

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2018 and 2017, and for the three and nine months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2017 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018 (the “Form 10-K”).

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2018 or any future period and the Company makes no representations related thereto.

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

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income. The Company adopted ASU 2016-01 on January 1, 2018 using the modified retrospective method, which did not have an impact on its consolidated financial statements as there were no unrealized gains or losses associated with marketable equity securities on the adoption date. Following the adoption of the standard, unrealized gains and losses on equity securities are recorded in other income and expense, net, on the Condensed Consolidated Statements of Operations. See “Note 5 – Financial Instruments” for further information.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. Under the prior standard, licensing companies generally reported revenue from per-unit royalty based arrangements one quarter in arrears. Under the new guidance, the Company estimates per-unit royalty-based revenue prior to receiving customer royalty reports. The Company also expects the standard to have a significant impact on the timing of revenue recognition associated with its fixed fee and minimum guarantee arrangements, as a majority of such revenue which had previously been recognized over the license term is expected to be recognized at the inception of the license term. On January 1, 2018, the Company adopted the new standard using the modified retrospective method, under which the Company recorded a $224 million cumulative net of tax adjustment to the opening balance of retained earnings on January 1, 2018. The adjustment was determined by measuring the impact of the new standard on existing contracts that were not completed as of December 31, 2017. Prior period comparative information has not been restated and continues to be reported under Topic 605 in effect for those periods. This new standard had a material impact on the Company’s revenue and its consolidated statement of operations and balance sheet as of and for the three and nine months ended September 30, 2018, and is expected to have a material impact on an ongoing basis, with no impact on the timing of customer billings or on cash flows. See “Note 3 - Revenue" for further discussion.

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

The most significant impact from adopting Topic 606 was a substantial increase in unbilled contracts receivable, long-term deferred tax liabilities and retained earnings, which was driven primarily by applying the standard on fixed fee and minimum guarantee contracts that were not completed as of December 31, 2017, and secondarily by recording to retained earnings those royalties from customer shipments completed in the fourth quarter of 2017 and reported to the Company in the first quarter of 2018. The adjustments noted above had no impact on the Company's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018.

Adoption of the new revenue standard had the following impact on the Company's condensed consolidated financial statements as compared to the comparable data under the previous accounting standards (in thousands, except per share amounts):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
STATEMENT OF OPERATIONS	As Reported	Amounts under Topic 605	Effect of Change Higher/(lower)	As Reported	Amounts under Topic 605	Effect of Change Higher/(lower)
Royalty and license fees	$72,365	$100,375	$(28,010)	$201,851	$293,251	$(91,400)
Cost of revenue	5,003	2,231	2,772	9,407	6,560	2,847
Operating income (loss)	(19,761)	11,021	(30,782)	(79,858)	14,390	(94,248)
Other income and expense, net	1,737	160	1,577	7,120	1,245	5,875
Income (loss) before taxes	(24,367)	4,839	(29,206)	(91,599)	(3,226)	(88,373)
Provision for (benefit from) income taxes	(2,591)	1,956	(4,547)	(8,550)	6,665	(15,215)
Net income (loss)	(21,776)	2,883	(24,659)	(83,049)	(9,891)	(73,158)
Basic net income (loss) per share	$(0.44)	$0.06	$(0.50)	$(1.69)	$(0.20)	$(1.49)

	As of September 30, 2018
BALANCE SHEET	As Reported	Amounts under Topic 605	Effect of Change Higher/(lower)
Assets
Unbilled contracts receivable	$154,417	$4,653	$149,764
Other current assets	17,029	18,279	(1,250)
Long-term unbilled contracts receivable	59,797	1,823	57,974
Other assets	5,479	7,545	(2,066)
Liabilities
Accrued liabilities	30,513	26,445	4,068
Deferred revenue	452	889	(437)
Long-term deferred tax liabilities	58,112	8,358	49,754
Equity
Retained earnings	180,127	29,090	151,037

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for the Company in the first quarter of 2019, and early adoption is permitted. The Company will adopt the new standard effective January 1, 2019. While the Company continues to evaluate the effect of adopting this guidance on its consolidated financial statements and related disclosures, it is expected the Company's operating leases, as disclosed in Note 13 - "Commitments and Contingencies," will be subject to the new standard. In the third quarter of 2018, the Company continued to develop and implement new accounting policies and processes necessary to adopt the requirements of the new standard. In addition, the Company has completed its preliminary assessment of leasing arrangements and expects to finalize its estimates of adoption impact by the end of fiscal 2018. The Company expects to adopt the new standard using the optional transition method, under which the Company will initially apply the transition requirements to all leases that exist at December 31, 2018, with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. The Company currently expects that adoption will result in increases in lease-related Right-of-Use assets and liabilities on its consolidated balance sheet and have no impact on its consolidated statement of operations or cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting,” which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company currently does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

If the contract term of a fixed fee or minimum guarantee arrangement is longer than one year, the Company also considers the scheduled payment arrangements to determine whether a significant financing component exists. In general, if the payment arrangements extend beyond the initial twelve months of the contract, the Company treats a portion of the payments as a significant financing component. When the payments are expected to be received within one year or less, the Company does not adjust the promised amount of consideration for the effects of a financing component. The discount rate used for each arrangement reflects the rate that would be used in a separate financing transaction between the Company and the licensee at contract inception, and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, the Company recognizes a portion of the financing component as interest income, reported as other income and expense in the Condensed Consolidated Statements of Operations.

For certain licensees, royalty revenues are generated based on a licensee's production or shipment of licensed products incorporating the Company’s IP, technologies or software. Licensees with a per-unit arrangement pay a per-unit royalty for each product manufactured or sold, as set forth in its license agreement. Licensees generally report manufacturing or sales information in the quarter subsequent to when the production or shipment activity takes place. The Company estimates the royalties earned each quarter based on its forecast of manufacturing and sales activity incurred by its licensees in that quarter. Any differences between actual royalties owed by a licensee and the Company’s quarterly estimate are recognized in the following quarter, when the licensee’s royalty report is received. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires the Company to make significant assumptions and judgments that could have a material impact on the amount of revenue it reports on a quarterly basis.

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

From time to time, the Company enters into arrangements with licensees in which the Company pays consideration to the licensee. Such payments can take the form of marketing development funds or various rebate incentives. The Company typically accounts for consideration paid to its licensees as a reduction to the transaction price and revenue, unless the payment to the licensee is in exchange for a distinct good or service that the licensee transfers to the Company. In cases where the consideration paid to the licensee is variable, the Company estimates the variable consideration based on the terms of the arrangement and expectations of future outcomes. The Company recognizes the reduction to revenue when it recognizes revenue for transfer of control of promised products, services or IP rights to the licensee.

Revenue is recognized gross of withholding taxes that are remitted directly by the Company's licensees directly to a local tax authority.

For additional detail on the Company's revenue disaggregated by geographic location, refer to Note 14 - "Segment and Geographic Information."

Contract Balances

Unbilled Contracts Receivable

Timing of revenue recognition may differ significantly from the timing of invoicing to customers. Accounts receivable, net, includes amounts billed and currently due from customers. Unbilled contracts receivable represents unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date (or cumulative adjustments to retained earnings in the initial period of adopting Topic 606) exceeds the amount billed, and right to payment is subject to the underlying contractual terms. Unbilled contracts receivable amounts may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date.

Deferred Revenue

Deferred revenue includes payments made by licensees for which the corresponding performance obligations have not yet been fully satisfied by the Company and typically arises where performance obligations are satisfied over time.

Additional Disclosures Under Topic 606

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$3,852	$845	$1,602	$1,123
Performance obligations satisfied in previous periods (true ups and licensee reporting adjustments)*	$3,375	$40	$3,001	$4,115

*True ups represent the differences between the Company’s quarterly estimates of per unit royalty revenue and actual production/sales-based royalties reported by licensees in the following period. Licensee reporting adjustments represent corrections or revisions to previously reported per unit royalties by licensees, generally resulting from the Company’s inquiries or compliance audits.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under the Company’s engineering services contracts. The Company's remaining revenue under contracts with performance obligations was as follows (in thousands):

	As of
	September 30, 2018	December 31, 2017
Revenue from contracts with performance obligations expected to be satisfied in:
One year or less	$3,420	$2,440
More than one year but less than two years	335	149
More than two years	—	240
Total	$3,755	$2,829

Practical Expedients

The Company expenses sales commissions when incurred because the amortization period generally would have been one year or less. In addition, sales commissions have historically not been a significant expense and are not contemplated to be significant in the future. Sales commissions are recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid income taxes	$8,190	$6,713
Prepaid expenses	6,796	6,655
Other	2,043	3,581
	$17,029	$16,949

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Equipment, furniture and other	$28,378	$26,029
Building and improvements	18,258	18,222
Land	5,300	5,300
Leasehold improvements	6,443	6,469
	58,379	56,020
Less: accumulated depreciation and amortization	(26,610)	(21,578)
	$31,769	$34,442

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 amounted to $1.6 million and $1.7 million, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2018 and 2017 amounted to $5.1 million and $5.4 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Employee compensation and benefits	$16,691	$37,056
Other	13,822	10,913
	$30,513	$47,969

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Unrealized loss on available-for-sale securities, net of tax	$(382)	$(303)
	$(382)	$(303)

Other income and expense, net, consisted of the following (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income from significant financing components under Topic 606	$1,577	$—	$5,876	$—
Interest income from investments	233	269	697	731
Unrealized loss on marketable equity securities	(566)	—	(566)	—
Other income (losses)	493	470	1,113	274
	$1,737	$739	$7,120	$1,005

NOTE 5 – FINANCIAL INSTRUMENTS

The Company has investments in debt securities which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and in equity securities consisting of money market funds and common equity securities of a publicly traded Japanese company. The Company classifies its debt securities as available-for-sale, which are accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain or loss on the Condensed Consolidated Balance Sheets.

Prior to January 1, 2018, the Company accounted for equity securities in the same manner as debt securities. Realized gains and losses on equity securities sold, if any, were recognized in other income and expense, net, on the Condensed Consolidated Statement of Operations.

On January 1, 2018, the Company adopted ASU 2016-01 (Topic 321) which requires equity securities to be measured at fair value and starting January 1, 2018 unrealized gains and losses are recognized in other income and expense, net, on the Condensed Consolidated Statement of Operations.

The following is a summary of marketable securities at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$33,893	$—	$(306)	$33,587
Commercial paper	8,962	—	(5)	8,957
Treasury and agency notes and bills	6,000	—	(71)	5,929
Total debt securities	48,855	—	(382)	48,473
Money market funds	67	—	—	67
Marketable equity securities	5,662	—	(566)	5,096
Total equity securities	5,729	—	(566)	5,163
Total marketable securities	$54,584	$—	$(948)	$53,636
Reported in:
Cash and cash equivalents				$67
Investments				53,569
Total marketable securities				$53,636

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$45,803	$—	$(230)	$45,573
Commercial paper	2,392	—	(2)	2,390
Treasury and agency notes and bills	6,000	—	(71)	5,929
Certificates of deposit	8,540	—	—	8,540
Total debt securities	62,735	—	(303)	62,432
Money market funds - equity securities	40,413	—	—	40,413
Total marketable securities	$103,148	$—	$(303)	$102,845
Reported in:
Cash and cash equivalents				$40,413
Investments				62,432
Total marketable securities				$102,845

At September 30, 2018 and December 31, 2017, the Company had $105.4 million and $200.7 million, respectively, in cash, cash equivalents and investments. These balances include $51.8 million and $97.8 million in cash held in operating accounts not included in the tables above at September 30, 2018 and December 31, 2017, respectively.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not significant during the three and nine months ended September 30, 2018 and 2017, respectively.

Unrealized losses on marketable debt securities were $0.4 million and $0.3 million, net of tax, as of September 30, 2018 and December 31, 2017, respectively. These amounts were related to temporary fluctuations in value of available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of September 30, 2018 because the Company has the intent and ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and nine months ended September 30, 2018 and 2017, respectively, the Company did not record any impairment charges related to its marketable debt securities.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at September 30, 2018 and December 31, 2017, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$19,868	$(136)	$13,719	$(170)	$33,587	$(306)
Commercial paper	8,957	(5)	—	—	8,957	(5)
Treasury and agency notes and bills	—	—	5,929	(71)	5,929	(71)
Total	$28,825	$(141)	$19,648	$(241)	$48,473	$(382)

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$30,811	$(189)	$14,762	$(41)	$45,573	$(230)
Commercial paper	2,390	(2)	—	—	2,390	(2)
Treasury and agency notes and bills	—	—	5,929	(71)	5,929	(71)
Total	$33,201	$(191)	$20,691	$(112)	$53,892	$(303)

The estimated fair value of marketable debt securities by contractual maturity at September 30, 2018 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$33,565
Due in one to two years	14,908
Due in two to three years	—
Total	$48,473

Equity Securities

There were no realized gains or losses on sales of equity securities during the three and nine months ended September 30, 2018 and 2017.

The Company had unrealized losses of $0.6 million and $0.6 million on marketable equity securities during the three and nine months ended September 30, 2018, respectively, and none for the three and nine months ended September 30, 2017.

On September 19, 2018, the Company purchased seven million common shares of Onkyo Corporation (“Onkyo”), a publicly traded Japanese company, pursuant to the Capital Alliance Agreement (“Agreement”) entered into between the two parties on September 3, 2018. Upon making the investment, the Company holds a 6.3% ownership interest in Onkyo and expects to have one representative appointed to the board of directors of a subsidiary of Onkyo. The Company also expects to have one representative appointed to serve on the board of directors of Onkyo effective with its next scheduled shareholders meeting in June 2019. The Agreement contemplates that the parties will negotiate a business alliance agreement aimed at collaborating on certain new product development within IOT, AI and wireless audio. Onkyo is a long-term customer of the Company.

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2017 and September 30, 2018.

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of September 30, 2018 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$67	$67	$—	$—
Marketable equity securities (2)	5,096	5,096	—	—
Commercial paper - debt securities (2)	8,957	—	8,957	—
Corporate bonds and notes - debt securities (2)	33,587	—	33,587	—
Treasury and agency notes and bills - debt securities (2)	5,929	—	5,929	—
Total Assets	$53,636	$5,163	$48,473	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at September 30, 2018:

(1)	Reported as cash and cash equivalents.
(2)	Reported as investments.

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2017 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$40,413	$40,413	$—	$—
Certificates of deposit - debt securities (2)	8,540	—	8,540	—
Corporate bonds and notes - debt securities (2)	45,573	—	45,573	—
Treasury and agency notes and bills - debt securities (2)	5,929	—	5,929	—
Commercial paper - debt securities (2)	2,390	—	2,390	—
Total Assets	$102,845	$40,413	$62,432	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2017:

(1)	Reported as cash and cash equivalents.
(2)	Reported as investments.

The Company also has outstanding debt at September 30, 2018 and December 31, 2017 that is considered a level 2 liability and is measured at fair value on a recurring basis. See “Note 8 - Debt” for additional information. At September 30, 2018 and December 31, 2017, the fair value of the Company's debt was not materially different than the outstanding principal amount.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The changes to the carrying value of goodwill from January 1, 2018 through September 30, 2018 are reflected below (in thousands):

December 31, 2017	$385,574
Goodwill acquired through a business acquisition (1)	210
September 30, 2018	$385,784	(2)

(1) Related to the acquisition of an emerging technology company in May 2018.

(2) Of this amount, approximately $378.1 million was allocated to the Product Licensing segment and approximately $7.7 million was allocated to the Semiconductor and IP Licensing segment.

Identified intangible assets consisted of the following (in thousands):

	Average	September 30, 2018			December 31, 2017
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$145,934	$(125,149)	$20,785	$142,584	$(113,349)	$29,235
Existing technology	5-10	206,879	(87,389)	119,490	204,394	(61,518)	142,876
Customer contracts and related relationships	3-9	291,769	(108,440)	183,329	291,769	(68,267)	223,502
Trademarks/trade name	4-10	40,083	(9,840)	30,243	40,083	(6,111)	33,972
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total amortizable intangible assets		686,896	(333,049)	353,847	681,061	(251,476)	429,585
In-process research and development		—	—	—	2,204	—	2,204
Total intangible assets		$686,896	$(333,049)	$353,847	$683,265	$(251,476)	$431,789

Amortization expense for the three months ended September 30, 2018 and 2017 amounted to $27.2 million and $27.8 million, respectively.

Amortization expense for the nine months ended September 30, 2018 and 2017 amounted to $81.6 million and $84.5 million, respectively.

As of September 30, 2018, the estimated future amortization expense of total intangible assets was as follows (in thousands):

2018 (remaining 3 months)	$26,854
2019	99,852
2020	88,137
2021	80,428
2022	31,989
Thereafter	26,587
$353,847

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

The Company’s obligations under the Credit Agreement, as amended by the Amendment, continue to be guaranteed by substantially all of the Company’s subsidiaries, and secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Company was in compliance with all requirements during the three and nine months ended September 30, 2018.

All lenders of the Term B Loan Facility participated in the Amendment and the changes in terms were not considered substantial. Accordingly, the repricing event was accounted for as a debt modification. The Company elected to continue to defer the unamortized debt issuance costs related to the partial pay-down of the debt as the prepayment was factored into the terms agreed to on the debt.

At September 30, 2018, $494.0 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 5.1%. Interest is payable monthly. There were also $12.4 million of unamortized debt issuance costs recorded as a reduction of the long-term portion of the debt. Interest expense was $6.3 million and $18.9 million for the three and nine months ended September 30, 2018, respectively. Interest expense was $7.4 million and $20.9 million for the three and nine months ended September 30, 2017, respectively. Amortized debt issuance costs, which were included in interest expense, amounted to $0.6 million and $1.9 million for the three and nine months ended September 30, 2018, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2017, respectively. Other than the voluntary prepayment of $100.0 million in January 2018, there were no other debt principal payments in the first three quarters of 2018 as the prepayment exceeded the minimum principal payment requirements. There were debt principal payments of $1.5 million and $4.5 million during the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2018 (remaining 3 months)	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	494,000
Total	$494,000

NOTE 9 – NET LOSS PER SHARE

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s loss per share calculation for the three and nine months ended September 30, 2018 and 2017.

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Denominator:
Weighted average common shares outstanding	48,958	49,469	49,005	49,296
Less: shares of restricted stock subject to repurchase	—	—	—	(3)
Total common shares-basic	48,958	49,469	49,005	49,293
Effect of dilutive securities:
Options	—	—	—	—
Restricted stock awards and units	—	—	—	—
Total common shares-diluted	48,958	49,469	49,005	49,293

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

For the three and nine months ended September 30, 2018, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 2.8 million and 2.8 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2018, respectively, because including them would have been anti-dilutive.

For the three and nine months ended September 30, 2017, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total 2.7 million and 1.8 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2017, respectively, because including them would have been anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2018, the Company has repurchased a total of approximately 12,974,000 shares of common stock, since inception of the plan, at an average price of $26.54 per share for a total cost of $344.4 million. As of December 31, 2017, the Company had repurchased a total of approximately 11,142,000 shares of common stock, since inception of the plan, at an average price of $27.57 per share for a total cost of $307.2 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2018, the total remaining amount available for repurchase was $105.6 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 2003 Plan

As of September 30, 2018, there were approximately 3.5 million shares reserved for future grant under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2017	1,172	$24.06
Options granted	—	—
Options exercised	(427)	$18.76
Options canceled / forfeited / expired	(60)	$35.16
Balance at September 30, 2018	685	$26.39

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of September 30, 2018 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2017	2,014	1,119	3,133	$33.35
Awards and units granted	1,067	45	1,112	$21.96
Awards and units vested / earned	(641)	(176)	(817)	$34.86
Awards and units canceled / forfeited	(160)	(230)	(390)	$29.61
Balance at September 30, 2018	2,280	758	3,038	$29.26

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

Employee Stock Purchase Plans

As of September 30, 2018, there were approximately 1,137,000 shares reserved for grant under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “International ESPP”), collectively.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Research, development and other related costs	$3,252	$3,290	$9,690	$9,424
Selling, general and administrative	4,201	5,086	12,390	14,537
Total stock-based compensation expense	7,453	8,376	22,080	23,961
Tax effect on stock-based compensation expense	(1,177)	(2,295)	(3,592)	(6,685)
Net effect on net income (loss)	$6,276	$6,081	$18,488	$17,276

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2018 and 2017 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Employee stock options	$79	$536	$362	$1,767
Restricted stock awards and units	7,060	7,091	19,870	20,378
Employee stock purchase plan	314	749	1,848	1,816
Total stock-based compensation expense	$7,453	$8,376	$22,080	$23,961

There were no options granted in the three and nine months ended September 30, 2018 and 2017.

ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	August 2018	August 2017
Expected life (years)	2.0	2.0
Risk-free interest rate	2.7%	1.3%
Dividend yield	3.9%	2.5%
Expected volatility	41.7%	30.8%

NOTE 12 – INCOME TAXES

For the three months ended September 30, 2018, the Company recorded an income tax benefit of $2.6 million on a pretax loss of $24.4 million and for the nine months ended September 30, 2018, the Company recorded an income tax benefit of $8.6 million on a pretax loss of $91.6 million, which resulted in an effective tax rate year to date of 9.3%. The income tax benefit for the three and nine months ended September 30, 2018 was primarily related to tax benefit from losses and credits generated from operations offset by foreign withholding taxes, certain book-to-tax permanent differences, valuation allowance recorded against the Company’s unutilized tax credits generated in the current year, and shortfalls from stock-based compensation.

For the three months ended September 30, 2017, the Company recorded an income tax benefit of $4.4 million, and for the nine months ended September 30, 2017, the Company recorded an income tax benefit of $13.2 million, which resulted in an effective tax rate year to date of 17.5%. The income tax benefit of $4.4 million and $13.2 million for the three and nine months ended September 30, 2017, respectively, was primarily related to losses generated in the U.S. and foreign operations offset by foreign withholding taxes.  The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The decrease in income tax benefit for the nine months ended September 30, 2018 as compared to the income tax benefit during the same period in the prior year is largely attributable to valuation allowance recorded against the Company’s tax credits.

As of September 30, 2018, unrecognized tax benefits were $34.4 million (which is included in long-term deferred tax and other liabilities on the Condensed Consolidated Balance Sheet), of which $22.2 million would affect the effective tax rate if recognized.  As of September 30, 2017, unrecognized tax benefits were $31.1 million (which was included in long-term deferred tax and other liabilities on the Condensed Consolidated Balance Sheet), of which $24.4 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.  For the nine months ended September 30, 2018 and 2017, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.8 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, the Company's 2013 through 2017 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. Two of the Company’s subsidiaries are currently under tax examination, one by the Internal Revenue Service for tax year 2014 and another in Japan for the years 2015 to 2017. The Company cannot estimate the financial outcome of these examinations.

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. As of December 31, 2017, the Company recorded a provisional tax expense in the Statement of Operations of approximately $5.6 million, comprised of approximately $13.5 million tax expense from recording additional valuation allowance against federal tax credits due to certain provisions of the Tax Act, offset by approximately $7.9 million of tax benefit from the remeasurement of U.S. deferred taxes using the relevant tax rate at which the Company expects them to reverse in the future. The estimated one-time transition tax on post-1986 foreign unremitted earnings is not anticipated to have a material impact to the Company's effective tax rate. As of September 30, 2018, the Company has not completed its accounting related to tax reform, and therefore has not recorded any adjustments to the provisional tax expense. The Company continues to monitor supplemental legislation and technical interpretations of the tax law that may cause the final impact from the Tax Act to differ from the provisionally recorded amounts. The Company expects to complete its analysis within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118, no later than the fourth quarter of 2018.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2029. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. There were no material changes to our future minimum lease payments during the three and nine months ended September 30, 2018. Rent expense for the three months ended September 30, 2018 and 2017 amounted to $1.8 million and $1.6 million, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 amounted to $5.4 million and $4.7 million, respectively.

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

On April 4, 2017, Tessera, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  The parties completed briefing on November 2, 2017.  A hearing for oral argument took place on October 15, 2018.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
Product licensing segment	$60,378	$42,780	$164,755	$116,843
Semiconductor and IP licensing segment	11,987	45,728	37,096	130,242
Total revenue	72,365	88,508	201,851	247,085
Operating expenses:
Product licensing segment	44,865	43,696	130,901	129,496
Semiconductor and IP licensing segment	19,177	20,744	57,546	64,881
Unallocated operating expenses (1)	28,084	40,626	93,262	128,074
Total operating expenses	92,126	105,066	281,709	322,451
Operating income (loss):
Product licensing segment	15,513	(916)	33,854	(12,653)
Semiconductor and IP licensing segment	(7,190)	24,984	(20,450)	65,361
Unallocated operating expenses (1)	(28,084)	(40,626)	(93,262)	(128,074)
Total operating loss	$(19,761)	$(16,558)	$(79,858)	$(75,366)

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

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
Japan	$27,609	38%	$20,647	23%	$65,153	32%	$54,706	22%
Korea	19,158	27	13,607	16	51,046	25	34,597	14
U.S.	13,949	19	31,548	36	39,529	20	98,680	40
Europe and Middle East	9,359	13	3,594	4	25,492	13	11,064	5
China	1,980	3	3,714	4	17,615	9	10,367	4
Other	310	—	15,398	17	3,016	1	37,671	15
	$72,365	100%	$88,508	100%	$201,851	100%	$247,085	100%

For the three months ended September 30, 2018 and 2017, there were three and three customers, respectively, that each accounted for 10% or more of total revenue. For the nine months ended September 30, 2018 and 2017, there were one and three customers, respectively, that each accounted for 10% or more of total revenue. As of September 30, 2018 and December 31, 2017, there were three and three customers that each accounted for 10% or more of total accounts receivable, respectively.

NOTE 15 - SUBSEQUENT EVENTS

On October 25, 2018, the Board declared a cash dividend of $0.20 per share of common stock, payable on December 19, 2018 for the stockholders of record at the close of business on November 28, 2018.

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

Results of Operations

Under generally accepted accounting principles regarding business combinations, we were unable to record $3.3 million and $12.4 million in revenue in the three and nine months ended September 30, 2018, respectively, and $7.0 million and $45.6 million in revenue in the three and nine months ended September 30, 2017, respectively, which would have been recognized by DTS under Topic 605 if not for the acquisition. If allowed, this revenue would have had a significant impact on the operating results as described below.

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

The adoption of Topic 606 does not impact billings or the cash flow from our contracts with customers. We expect to experience greater variability in quarterly revenue as a result of Topic 606 being applied to minimum guarantee and fixed fee licensing contracts. We plan to place greater emphasis on billings and operating cash flows rather than revenue and net operating results to internally evaluate our financial performance in current and future periods.

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

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
Royalty and license fees	100%	100%	100%	100%
Total revenue	100	100	100	100
Operating expenses:
Cost of revenue	7	2	5	2
Research, development and other related costs	33	29	38	32
Selling, general and administrative	39	39	46	44
Amortization expense	37	31	40	34
Litigation expense	11	10	11	11
Total operating expenses	127	111	140	123
Operating loss	(27)	(11)	(40)	(23)
Interest expense	9	8	9	8
Other income and expense, net	(2)	—	(4)	—
Loss before taxes	(34)	(19)	(45)	(31)
Provision for (benefit from) income taxes	(4)	(5)	(4)	(6)
Net loss	(30)%	(14)%	(41)%	(25)%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended		Increase/	%
	September 30, 2018	September 30, 2017	(Decrease)	Change
Royalty and license fees	$72,365	$88,508	$(16,143)	(18)%

The $16.1 million or 18% decrease in revenue was due principally to our inability to record billings as revenue in the third quarter of 2018 from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018 as a result of adopting ASC Topic 606. Partially offsetting year on year changes was the purchase accounting impact on revenue in the third quarter of 2017 totaling $7.0 million, an amount that would have been recognized as revenue by DTS if not for the acquisition. Had we not implemented Topic 606, our revenue in the third quarter of 2018 under prior GAAP would have been $100.4 million. Refer to “Note 2 - Summary of Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements for further detail.

	Nine Months Ended		Increase/	%
	September 30, 2018	September 30, 2017	(Decrease)	Change
Royalty and license fees	$201,851	$247,085	$(45,234)	(18)%

The $45.2 million or 18% decrease in revenue was due principally to our inability to record billings as revenue in the first three quarters of 2018 from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018 as a result of adopting ASC Topic 606. Significantly offsetting year on year changes was the purchase accounting impact on revenue in the first three quarters of 2017 totaling $45.6 million, an amount that would have been recognized as revenue by DTS if not for the acquisition. Had we not implemented Topic 606, our revenue in the nine months of 2018 under prior GAAP would have been

$293.3 million. Refer to “Note 2 - Summary of Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements for further detail.

Our billings were as follows (in thousands, except for percentages):

	Three Months Ended		Increase/	%
	September 30, 2018	September 30, 2017	(Decrease)	Change
Total billings	$100,587	$85,308	$15,279	18%

The $15.3 million increase in billings in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was driven by broad-based growth in all vertical markets in Product Licensing -- automotive, home and mobile -- and by billings from a new fixed fee contract in the Semiconductor and IP segment.

	Nine Months Ended		Increase/	%
	September 30, 2018	September 30, 2017	(Decrease)	Change
Total billings	$305,550	$292,267	$13,283	5%

The $13.3 million increase in billings in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily driven by higher billings from a new fixed fee contract in the Semiconductor and IP segment, coupled with higher non-recurring engineering ("NRE") services revenue and licensing growth in the automotive and home markets, which was partially offset by expiration of a fixed fee licensing contract in the Semiconductor and IP segment.

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

Cost of Revenue

Cost of revenue consists of royalties paid to third parties and direct compensation and related expenses to provide NRE services.

Cost of revenue for the three months ended September 30, 2018 was $5.0 million, as compared to $1.7 million for the three months ended September 30, 2017. Cost of revenue for the nine months ended September 30, 2018 was $9.4 million, as compared to $4.4 million for the nine months ended September 30, 2017. The increases were due to higher costs on NRE contracts, which are generally reclassified from research and development as we satisfy the underlying performance obligations, as well as royalties recorded in connection with recently signed Product Licensing contracts. While the revenue and cost of revenue under these Product Licensing contracts is recorded when the contract becomes effective, the billings, cash inflows from customer payments and cash outflows for royalty payments generally occur over several years.

We anticipate these expenses will continue to increase when compared to 2017 due to expected higher NRE in 2018 and royalties expenses related to new Product Licensing segment contracts.

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

Research, development and other related costs for the three months ended September 30, 2018 were $24.2 million, as compared to $25.8 million for the three months ended September 30, 2017, a decrease of $1.6 million or 6%. The decrease was primarily related to a $0.5 million decrease in outside services and a $0.5 million decrease in operating expenses principally associated with R&D tax credits and development grants paid to us.

Research, development and other related costs for the nine months ended September 30, 2018 were $75.9 million, as compared to $78.2 million for the nine months ended September 30, 2017, a decrease of $2.3 million or 3%. The decrease was primarily related to a $1.0 million decrease in outside services and a $0.7 million decrease in in operating expenses principally associated with R&D tax credits and development grants paid to us.

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

Selling, general and administrative expenses for the three months ended September 30, 2018 were $28.1 million, as compared to $34.0 million for the three months ended September 30, 2017, a decrease of $5.9 million or 17%. The decrease was primarily due to a $1.8 million decrease in personnel related expenses, driven primarily by post-acquisition retention bonus expense in 2017, a $1.6 million decrease in bad debt expense, a $1.1 million decrease in corporate legal expense, a $1.0 million decrease in outside services, and a $0.9 million decrease in stock-based compensation.

Selling, general and administrative expenses for the nine months ended September 30, 2018 were $93.3 million, as compared to $108.2 million for the nine months ended September 30, 2017, a decrease of $14.9 million or 14%. The decrease was due to a $5.4 million decrease in personnel related expenses, driven primarily by lower acquisition related severance and retention bonus expenses in 2018, a $3.7 million decrease in outside services which were associated with acquisition transaction costs in 2017, a $2.1 million decrease in stock-based compensation, and a $1.9 million decrease in legal and bad debt expense.

Amortization Expense

Amortization expense for the three months ended September 30, 2018 was $27.2 million, as compared to $27.8 million for the three months ended September 30, 2017, a decrease of $0.6 million. Amortization expense for the nine months ended September 30, 2018 was $81.6 million, as compared to $84.5 million for the nine months ended September 30, 2017, a decrease of $2.9 million. The decreases were primarily attributable to certain intangible assets becoming fully amortized over the past twelve months.

With the acquisition of DTS, we anticipate that amortization expenses will continue to be a significant expense since we acquired approximately $479 million in intangible assets which will be amortized over the next several years. See “Note 7 - Goodwill and Identified Intangible Assets" in the Notes to Condensed Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the three months ended September 30, 2018 was $7.6 million, as compared to $9.2 million for the three months ended September 30, 2017, a decrease of $1.6 million. Litigation expense for the nine months ended September 30, 2018 was $21.6 million, as compared to $27.4 million for the nine months ended September 30, 2017, a decrease of $5.8 million. The decreases were primarily related to concluding litigation activity against Broadcom in December 2017, partially offset by increases in Samsung related litigation expenditures during the 2018 periods. As previously announced, we reached a settlement with Broadcom in the fourth quarter of 2017.

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

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Research, development and other related costs	$3,252	$3,290	$9,690	$9,424
Selling, general and administrative	4,201	5,086	12,390	14,537
Total stock-based compensation expense	$7,453	$8,376	$22,080	$23,961

Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. For the three months ended September 30, 2018, stock-based compensation expense was $7.5 million, of which $0.1 million related to employee stock options, $7.1 million related to restricted stock awards and units and $0.3 million related to employee stock plan purchases. For the three months ended September 30, 2017, stock-based compensation expense was $8.4 million, of which $0.5 million related to employee stock options, $7.1 million related to restricted stock awards and units and $0.8 million related to employee stock plan purchases.

For the nine months ended September 30, 2018, stock-based compensation expense was $22.1 million, of which $0.4 million related to employee stock options, $19.9 million related to restricted stock awards and units and $1.8 million related to employee stock plan purchases. For the nine months ended September 30, 2017, stock-based compensation expense was $24.0 million, of which $1.8 million related to employee stock options, $20.4 million related to restricted stock awards and units and $1.8 million related to employee stock plan purchases.

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017 was $6.3 million and $7.4 million, respectively. Interest expense for the nine months ended September 30, 2018 and 2017 was $18.9 million and $20.9 million, respectively. The decreases in interest expense in the three and nine months ended September 30, 2018 were primarily a result of lower debt principal as we made a $100.0 million pay-down in January 2018, partially offset by higher interest rates in 2018 due to the variable rate included in our debt. Interest expense may increase in future periods if forecasted market interest rate increases occur during the remainder of 2018 and in future years.

Other Income and Expense, Net

Other income and expense, net for the three months ended September 30, 2018 was $1.7 million, as compared to $0.7 million for the three months ended September 30, 2017. Other income and expense, net for the nine months ended September 30, 2018 was $7.1 million, as compared to $1.0 million for the nine months ended September 30, 2017. Other income was higher in the current year principally due to interest income of $1.6 million and $5.9 million for the three and nine months ended September 30, 2018, respectively, earned from significant financing components on our licensing contracts pursuant to Topic 606. As discussed above, we adopted Topic 606 in the first quarter of 2018.

Provision for (benefit from) Income Taxes

For the three months ended September 30, 2018, we recorded an income tax benefit of $2.6 million on a pretax loss of $24.4 million and for the nine months ended September 30, 2018, we recorded an income tax benefit of $8.6 million on a pretax loss of $91.6 million, which resulted in an effective tax rate year to date of 9.3%. The income tax benefit for the three and nine months ended September 30, 2018, was primarily related to tax benefit from losses and credits generated from operations offset by foreign withholding taxes, certain book-to-tax permanent differences, valuation allowance recorded against our unutilized tax credits generated in the current year, and shortfalls from stock-based compensation. For the three months ended September 30, 2017, we recorded an income tax benefit of $4.4 million and for the nine months ended September 30, 2017, we recorded an income tax benefit of $13.2 million, which resulted in an effective tax rate year to date of 17.5%. The income tax benefit for the three months and nine months ended September 30, 2017 was primarily related to losses generated in the U.S. and foreign operations offset by foreign withholding taxes. Our provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The decrease in income tax benefit for the nine months ended September 30, 2018 as compared to the income tax benefit during the same period in the prior year is largely attributable to valuation allowance recorded against our tax credits.

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

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
Product licensing segment	$60,378	$42,780	$164,755	$116,843
Semiconductor and IP licensing segment	11,987	45,728	37,096	130,242
Total revenue	72,365	88,508	201,851	247,085
Operating expenses:
Product licensing segment	44,865	43,696	130,901	129,496
Semiconductor and IP licensing segment	19,177	20,744	57,546	64,881
Unallocated operating expenses (1)	28,084	40,626	93,262	128,074
Total operating expenses	92,126	105,066	281,709	322,451
Operating income (loss):
Product licensing segment	15,513	(916)	33,854	(12,653)
Semiconductor and IP licensing segment	(7,190)	24,984	(20,450)	65,361
Unallocated operating expenses (1)	(28,084)	(40,626)	(93,262)	(128,074)
Total operating loss	$(19,761)	$(16,558)	$(79,858)	$(75,366)

(1) Unallocated operating expenses consist primarily of general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $385.8 million in goodwill at September 30, 2018, approximately $378.1 million is allocated to our Product Licensing reporting segment and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting segment.

For the three months ended September 30, 2018, the unallocated expenses were $28.1 million compared to $40.6 million for the three months ended September 30, 2017. The decrease of $12.5 million was primarily attributable to a decrease in DTS post acquisition severance and retention bonuses, as well as lower legal and other operating expenditures.

For the nine months ended September 30, 2018, the unallocated expenses were $93.3 million compared to $128.1 million for the nine months ended September 30, 2017. The decrease of $34.8 million was primarily attributable to DTS acquisition-related transaction costs and severance and retention bonuses, as well as a decrease in stock-based compensation and in legal and other operating expenses.

Product Licensing Segment

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
Royalty and license fees	$60,378	$42,780	$164,755	$116,843
Total revenue	60,378	42,780	164,755	116,843
Operating expenses:
Cost of revenue	5,003	1,667	9,407	4,370
Research, development and other related costs	17,657	18,679	55,109	56,436
Litigation	-	742	-	772
Amortization	22,205	22,608	66,385	67,918
Total operating expenses	44,865	43,696	130,901	129,496
Total operating income (loss)	$15,513	$(916)	$33,854	$(12,653)

Product Licensing revenue for the three months ended September 30, 2018 was $60.4 million as compared to $42.8 million for the three months ended September 30, 2017, an increase of $17.6 million. Product Licensing revenue for the nine months ended September 30, 2018 was $164.8 million as compared to $116.8 million for the nine months ended September 30, 2017, an increase of $48.0 million. The primary driver for the year-on-year changes was the purchase accounting impact on revenue of

$7.0 million and $45.6 million in the three and nine months ended September 30, 2017, respectively, amounts that would have been recognized as revenue by DTS under Topic 605 if not for the acquisition. Additionally, new minimum guarantee contracts signed and higher NRE revenue recognized in the three and nine months ended September 30, 2018, as compared to the same periods in prior year, contributed to the year-on-year changes.

	Three Months Ended		Increase/	%	Nine Months Ended		Increase/	%
	September 30, 2018	September 30, 2017	(Decrease)	Change	September 30, 2018	September 30, 2017	(Decrease)	Change
Product licensing billings	$54,478	$46,166	$8,312	18%	$166,686	$160,918	$5,768	4%

Billings for the three months ended September 30, 2018 were $54.5 million as compared to $46.2 million for the three months ended September 30, 2017, an increase of $8.3 million. The increase for the three months ended September 30, 2018, was driven by broad-based growth in all key markets - automotive, home and mobile. Billings for the nine months ended September 30, 2018 were $166.7 million as compared to $160.9 million for the nine months ended September 30, 2017, an increase of $5.8 million. The increase for the nine months ended September 30, 2018, was primarily driven by higher NRE and licensing growth in the automotive and home markets.

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

Operating expenses for the three months ended September 30, 2018 were $44.9 million and consisted of cost of revenue of $5.0 million, research, development and other related costs of $17.7 million and amortization costs of $22.2 million. The increase of $1.2 million in total operating expenses as compared to $43.7 million for the three months ended September 30, 2017 was primarily driven by higher cost of revenue associated with increased NRE activity and royalties expense in connection with new audio revenue contracts, partially offset by lower R&D personnel related cost and amortization. Operating expenses for the nine months ended September 30, 2018 were $130.9 million and consisted of cost of revenue of $9.4 million, research, development and other related costs of $55.1 million and amortization costs of $66.4 million. The increase of $1.4 million in total operating expenses as compared to $129.5 million for the nine months ended September 30, 2017 was primarily driven by higher cost of revenue associated with increased NRE activity and royalties expense in connection with new audio revenue contracts, partially offset by lower personnel related cost and amortization.

Operating income for the three months ended September 30, 2018 was $15.5 million compared to operating loss of $0.9 million for the three months ended September 30, 2017, with the variance due to the reasons stated above.

Operating income for the nine months ended September 30, 2018 was $33.9 million compared to operating loss of $12.7 million for the nine months ended September 30, 2017, with the variance due to the reasons stated above.

Semiconductor and IP Licensing Segment

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
Royalty and license fees	$11,987	$45,728	$37,096	$130,242
Total revenue	11,987	45,728	37,096	130,242
Operating expenses:
Research, development and other related costs	6,532	7,161	20,765	21,729
Litigation	7,642	8,422	21,593	26,596
Amortization	5,003	5,161	15,188	16,556
Total operating expenses	19,177	20,744	57,546	64,881
Total operating income (loss)	$(7,190)	$24,984	$(20,450)	$65,361

Semiconductor and IP Licensing segment revenue for the three months ended September 30, 2018 was $12.0 million as compared to $45.7 million for the three months ended September 30, 2017, a decrease of $33.7 million. Semiconductor and IP

Licensing segment revenue for the nine months ended September 30, 2018 was $37.1 million as compared to $130.2 million for the nine months ended September 30, 2017, a decrease of $93.1 million. The decreases were primarily caused by our inability to record billings as revenue in the first three quarters of 2018 from fixed fee licensing contracts in place prior to the start of 2018 as a result of adopting Topic 606.

	Three Months Ended		Increase/	%	Nine Months Ended		Increase/	%
	September 30, 2018	September 30, 2017	(Decrease)	Change	September 30, 2018	September 30, 2017	(Decrease)	Change
Semiconductor and IP licensing billings	$46,109	$39,142	$6,967	18%	$138,864	$131,349	$7,515	6%

Billings for the three months ended September 30, 2018 were $46.1 million as compared to $39.1 million for the three months ended September 30, 2017, an increase of $7.0 million. The increase was primarily driven by billings from the Broadcom license executed in December 2017. Billings for the nine months ended September 30, 2018 were $138.9 million as compared to $131.3 million for the nine months ended September 30, 2017, an increase of $7.6 million. The increase was primarily driven by billings from the Broadcom license executed in December 2017, partially offset by expiration of a fixed fee contract that was billed annually.

Due to adoption of Topic 606, we currently anticipate Semiconductor and IP Licensing revenue for 2018 will be significantly lower than that for 2017 due principally to our inability to record further billings as revenue in 2018 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018. Further, we expect greater variability in quarterly and annual revenue in our Semiconductor and IP Licensing segment in future periods as a result of the revenue accounting treatment applied to minimum guarantee and fixed fee licensing contracts, which will necessitate recognizing revenue in the quarter a contract first becomes effective. For example, if one or more significant new license agreements become effective during the fourth quarter of 2018, then Semiconductor and IP Licensing revenue for the year could materially increase from amounts recorded during the first three quarters of 2018.

Operating expenses for the three months ended September 30, 2018 were $19.2 million and consisted of research, development and other related costs of $6.5 million, litigation costs of $7.6 million and amortization costs of $5.0 million. The decrease of $1.5 million in total operating expenses as compared to $20.7 million for the three months ended September 30, 2017, resulted primarily from lower litigation costs as a result of concluding the legal proceedings against Broadcom in December 2017, partially offset by an increase in Samsung related litigation expense.

Operating expenses for the nine months ended September 30, 2018 were $57.5 million and consisted of research, development and other related costs of $20.7 million, litigation costs of $21.6 million and amortization costs of $15.2 million. The decrease of $7.4 million in total operating expenses as compared to $64.9 million for the nine months ended September 30, 2017, resulted primarily from lower litigation costs as a result of concluding the legal proceedings against Broadcom in December 2017, partially offset by an increase in Samsung related litigation expense.

We expect that litigation expense will continue to be a material portion of the Semiconductor and IP Licensing segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described in Part II, Item 1 - Legal Proceedings, and because we may become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Operating loss for the three months ended September 30, 2018 was $7.2 million compared to operating income of $25.0 million for the three months ended September 30, 2017, with the variance due to the reasons stated above.

Operating loss for the nine months ended September 30, 2018 was $20.5 million compared to operating income of $65.4 million for the nine months ended September 30, 2017, with the variance due to the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$51,866	$138,260
Investments	53,569	62,432
Total cash, cash equivalents and short-term investments	$105,435	$200,692
Percentage of total assets	9%	18%

	Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash from operating activities	$68,633	$85,769
Net cash from investing activities	$1,819	$(15,584)
Net cash from financing activities	$(156,846)	$(38,736)

Our primary sources of liquidity and capital resources are our operating cash flows and our investment portfolio. Cash, cash equivalents and investments were $105.4 million at September 30, 2018, a decrease of $95.3 million from $200.7 million at December 31, 2017. This decrease resulted from $100.0 million in voluntary pay-down of debt principal, $29.5 million in dividends paid, $40.5 million in repurchases of common stock, $3.4 million in purchases of intangible assets and $2.5 million in capital expenditures. This decrease was partially offset by $68.6 million in cash from operations and by $13.2 million in proceeds from the exercise of stock options and employee stock purchases. Cash and cash equivalents were $51.9 million at September 30, 2018, a decrease of $86.4 million from $138.3 million at December 31, 2017.

Cash flows provided by operations were $68.6 million for the nine months ended September 30, 2018, primarily due to our net loss of $83.0 million being adjusted for non-cash items of depreciation of $5.1 million, amortization of intangible assets of $81.6 million, stock-based compensation expense of $22.1 million and $61.2 million in changes in operating assets and liabilities. These increases were partially offset by a reduction of $21.2 million in deferred income taxes and other.

Cash flows provided by operations were $85.8 million for the nine months ended September 30, 2017, primarily due to our net loss of $62.2 million being adjusted for non-cash items of depreciation of $5.4 million, amortization of intangible assets of $84.5 million, stock-based compensation expense of $24.0 million and $55.4 million in changes in operating assets and liabilities. These increases were partially offset by a reduction of $25.3 million in deferred income taxes and other.

Cash flows provided by operations are $17.2 million lower for the first nine months of 2018 as compared to the first nine months of 2017, in spite of an increase in billings of $13.3 million. The primary causes of the reduction in operating cash flows are a net unfavorable change in accounts payable and accruals of $26.5 million, which is primarily related to DTS retention bonuses of $18.0 million that were accrued in 2017 and subsequently paid in 2018, and a net unfavorable change in accounts receivable of $9.0 million for the first nine months of 2018 as compared to the same periods in 2017. The net unfavorable receivable increase is largely due to billings near the end of September 2018 that will be collected during the fourth quarter of 2018.

Net cash provided by investing activities was $1.8 million for the nine months ended September 30, 2018, primarily related to maturities and sales of securities of $28.2 million, partially offset by purchases of securities of $20.1 million, purchases of intangible assets of $3.4 million and capital expenditures of $2.5 million.

Net cash used in investing activities was $15.6 million for the nine months ended September 30, 2017, primarily related to the purchases of available-for-sale securities of $22.6 million and $2.5 million in capital expenditures offset by maturities and sales of short-term investments of $9.4 million.

Net cash used in financing activities was $156.8 million for the nine months ended September 30, 2018 principally due to $100.0 million in voluntary pay-down of debt principal, $29.5 million in dividends paid and $40.5 million in repurchases of common stock, partially offset by $13.2 million in proceeds from the exercise of stock options and employee stock purchases.

Net cash used in financing activities was $38.7 million for the nine months ended September 30, 2017 principally due to dividend payments of $29.7 million, $13.5 million in repurchases of common stock and $4.5 million in debt repayments, offset by $9.0 million in proceeds from the exercise of stock options and employee stock purchases.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of debt securities including corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds. We invest excess cash predominantly in high-quality investment grade debt securities with less than three years to maturity. Our marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Under Topic 321, we measure equity securities with readily determinable market value at fair value and recognize any changes in fair value in net income (loss).

We evaluate our debt securities periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of those investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the nine months ended September 30, 2018 and 2017, no impairment charges were recorded with respect to our investments in debt securities.

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

At September 30, 2018, $494.0 million was outstanding under this loan facility with an interest rate, including amortization of debt issuance costs, of 5.1%. Interest is payable monthly. As the $100.0 million prepayment of debt principal we made in January 2018 exceeded the minimum principal payment requirements, we expect to have no further principal payment requirements until maturity of the loan, subject to our expected achievement of a net leverage ratio, as defined in the loan agreement, below 2.0 at the end of each fiscal year end. Because the interest rate on the loan facility is variable, we are subject to variations in our cash flows based on changes in market interest rates.

In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2018, the total amount available for repurchase under the plan was $105.6 million. No expiration has been specified for this plan. Since the inception of the plan, and through September 30, 2018, we have repurchased approximately 13.0 million shares of common stock at a total cost of $344.4 million at an average price of $26.54. During the nine months ended September 30, 2018, our repurchases totaled $37.2 million. We plan to continue to execute authorized repurchases from time to time under the plan.

Since March 2015, we have paid a quarterly dividend of $0.20 per share. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash, cash equivalents and investments currently available, will be sufficient to fund our operations, debt service, dividends and stock repurchases and acquisition needs for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Cash Obligations

Our operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term. There have been no material changes to our future minimum lease payments in the three months ended September 30, 2018.

As of September 30, 2018, we had accrued $14.7 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $0.8 million of interest.  At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.

See “Note 13 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

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

On April 4, 2017, Tessera, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  The parties completed briefing on November 2, 2017. A hearing for oral argument took place on October 15, 2018.

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

On July 27, 2018, Samsung filed a motion to stay pending determination of inter partes review of the patents-in-suit. The Court denied the motion on October 2, 2018.

A claim construction hearing was held on October 10, 2018, and a jury trial is scheduled for November 18, 2019

Invensas Bonding Technologies, Inc. v. Samsung Electronics America, Inc., et al., Civil Action No. 1:17-cv-07609 (D. N.J.)

On September 28, 2017, Invensas Bonding Technologies, Inc. filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co. Ltd. (collectively, “Samsung”) in the U.S. District Court for the District of New Jersey.  The complaint alleges that Samsung infringes U.S. Patent Nos. 7,553,744, 7,807,549, 7,871,898, 8,153,505, 9,391,143, and 9,431,368 and requests, among other things, that Samsung be ordered to pay compensatory damages.  On December 19, 2017,

Samsung filed an Answer and Affirmative Defenses. A claim construction hearing is scheduled for March 2019, subject to the Court’s availability.

FotoNation Limited, et al v. Samsung Electronics Co., Ltd., et al, Civil Action No. 2:17-cv-00669 (E.D. Tex.)

On September 28, 2017, FotoNation Limited and DigitalOptics Corporation MEMS (collectively, “FotoNation”) filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co. Ltd. (collectively, “Samsung”) in the U.S. District Court for the Eastern District of Texas. FotoNation amended its complaint several times, and on March 16, 2018, filed a third amended complaint. Each complaint alleges that Samsung infringes U.S. Patent Nos. 8,254,674, 8,331,715, 7,860,274, 7,697,829, 7,574,016, 7,620,218, 7,916,897 and 8,908,932, and requests, among other things, that Samsung be ordered to pay compensatory damages. Samsung answered all the complaints.

On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On March 23, 2018, Samsung filed a motion to dismiss certain counts of the third amended complaint. A hearing on the motions was held on May 16, 2018.  The motions are pending.

On October 11, 2018, Samsung filed a motion to stay pending determination of inter partes review of the patents-in-suit.  The motion is pending.

A claim construction hearing was held on October 3, 2018. A dispositive motion hearing is scheduled for April 11, 2019. A jury trial is scheduled to begin on June 17, 2019.

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

On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On August 14, 2018, the Court denied the motion, and on September 10, 2018, Samsung filed a renewed motion to transfer. A hearing was held on the renewed motion on October 12, 2018.  The motion is pending.

On February 1, 2018, Samsung filed a motion to sever and stay proceedings for the ‘231 and ‘946 patents.  On August 16, 2018, the Court denied the motion, and on August 30, 2018, Samsung filed an objection to the order.  The objection is pending.

On July 27, 2018, Samsung filed a motion to stay pending determination of inter partes review of the patents-in-suit.  The motion is pending.

A claim construction order issued on October 26, 2018.  A jury trial is scheduled to begin on February 19, 2019.

Tessera Advanced Technologies, Inc. v. Samsung Electronics Co., Ltd., et al., Civil Action No. 2:17-cv-00671 (E.D. Tex.)

On September 28, 2017, Tessera Advanced Technologies, Inc. (“Tessera”) filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) in the U.S. District Court for the Eastern District of Texas.  The complaint alleges that Samsung infringes U.S. Patent Nos. 6,512,298 and 6,825,616 and requests, among other things, that Samsung be ordered to pay compensatory damages. On December 19, 2017, Samsung filed an Answer and Affirmative Defenses to the Complaint.

On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware.  The Court granted the motion on September 5, 2018. On September 11, 2018, Tessera filed a motion for reconsideration of the court’s order. On September 14, 2018, the Court stayed the transfer to allow the parties to fully brief the motion for reconsideration.  The motion for reconsideration is pending.

On February 22, 2018, Samsung filed a motion to stay pending arbitration. The motion is pending.

On May 11, 2018, Samsung filed a motion to dismiss for lack of standing. The motion is pending.

On June 29, 2018, Samsung filed a motion to stay pending determination of inter partes review of the patents-in-suit.  The Court denied the motion on July 19, 2018.

A jury trial was scheduled to begin on May 6, 2019, but case deadlines were stayed following the Court’s order granting Samsung’s motion to transfer.

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

Patent Office Proceedings

CN Patent No. 02155954.6

On April 27, 2018, Samsung (China) Investment Co., Ltd. and Samsung Electronics Huizhou Co., Ltd. filed two invalidation petitions against CN Patent No. 02155954.6 (“the ‘954 patent”) before the Patent Reexamination Board of State Intellectual Property Office of the PRC. Both invalidation petitions request a determination that claims 1-12 of ‘954 patent are unpatentable. Tessera Advanced Technologies, Inc. filed its response to the first invalidation case on July 19, 2018, and its response to the second invalidation case on July 29, 2018.  A hearing is scheduled for November 16, 2018.

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

The first petition requests a determination that claims 1-18 of the ’001 patent are unpatentable. On October 1, 2018, the PTAB granted the first petition and instituted an inter partes review of claims 1-18.

The second petition requests a determination that claims 1-4, 6-13, and 15-18 of the ’001 patent are unpatentable. On October 1, 2018, the PTAB granted the second petition and instituted an inter partes review of claims 1-4, 6-13, and 15-18.

U.S. Patent No. 7,553,744

On October 1, 2018, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 7,553,744 (the “’744 patent”) with the PTAB.  The petition requests a determination that claims 41, 44, and 45 of the ’744 patent are unpatentable.

U.S Patent No. 7,574,016

On September 27, 2018, Samsung Electronics Co. Ltd. filed a petition for inter partes review of U.S. Patent No. 7,574,016 (the “’016 patent”) with the PTAB.  The petition requests a determination that claims 1 and 2 of the ’016 patent are unpatentable.

U.S. Patent No. 7,620,218

On October 3, 2018, Samsung Electronics Co., Ltd. filed a petition for inter partes review of U.S. Patent No. 7,620,218 (the “’218 patent”) with the PTAB.  The petition requests a determination that claims 1, 11, 14, 26, and 32 of the ’218 patent are unpatentable.

U.S. Patent No. 7,697,829

On October 3, 2018, Samsung Electronics Co., Ltd. filed a petition for inter partes review of U.S. Patent No. 7,697,829 (the “’829 patent”) with the PTAB.  The petition requests a determination that claims 1, 7, 11, 14, and 15 of the ’829 patent are unpatentable.

U.S. Patent No. 7,807,549

On October 1, 2018, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. filed two petitions for inter partes review of U.S. Patent No. 7,807,549 (the “’549 patent”) with the PTAB.  The petitions request a determination that claims 53, 60-63, 67-70, 74-77, 83-86, 89, and 92 of the ’549 patent are unpatentable.

U.S Patent No. 7,860,274

On September 27, 2018, Samsung Electronics Co. Ltd. filed a petition for inter partes review of U.S. Patent No. 7,860,274 (the “’274 patent”) with the PTAB.  The petition requests a determination that claims 1, 5 and 9 of the ’274 patent are unpatentable.

U.S. Patent No. 7,871,898

On October 1, 2018, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 7,871,898 (the “’898 patent”) with the PTAB.  The petition requests a determination that claims 1-4, 9, 13-16, 21, 26, 32, and 37 of the ’898 patent are unpatentable.

U.S. Patent No. 7,916,897

On October 3, 2018, Samsung Electronics Co., Ltd. filed a petition for inter partes review of U.S. Patent No. 7,916,897 (the “’897 patent”) with the PTAB.  The petition requests a determination that claims 1, 4, 5, and 14 of the ’897 patent are unpatentable.

U.S. Patent No. 8,153,505

On October 2, 2018, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. filed two petitions for inter partes review of U.S. Patent No. 8,153,505 (the “’505 patent”) with the PTAB.  The petitions request a determination that claims 77, 79, 80–82, 84, 93–95, 99–101, 104–106, 110–114, 192, and 197 of the ’505 patent are unpatentable.

U.S. Patent No. 8,254,674

On October 3, 2018, Samsung Electronics Co., Ltd. filed two petitions for inter partes review of U.S. Patent No. 8,254,674 (the “’674 patent”) with the PTAB.  The petitions request a determination that claims 29, 35, 36, 40, 41, and 42 of the ’674 patent are unpatentable.

U.S Patent No. 8,331,715

On September 27, 2018, Samsung Electronics Co. Ltd. filed a petition for inter partes review of U.S. Patent No. 8,331,715 (the “’715 patent”) with the PTAB.  The petition requests a determination that claims 1-4 and 6 of the ’715 patent are unpatentable.

U.S Patent No. 8,908,932

On September 27, 2018, Samsung Electronics Co. Ltd. filed two petitions for inter partes review of U.S. Patent No. 8,908,932 (the “’932 patent”) with the PTAB.  The petitions request a determination that claims 7-9, 11-15, 17, and 18 of the ’932 patent are unpatentable.

U.S. Patent No. 9,391,143

On October 2, 2018, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. filed two petitions for inter partes review of U.S. Patent No. 9,391,143 (the “’143 patent”) with the PTAB.  The petitions request a determination that claims 1, 3-4, 6, 14-15, 20-22, 24, and 29-33 of the ’143 patent are unpatentable.

U.S. Patent No. 9,431,368

On October 1, 2018, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 9,431,368 (the “’368 patent”) with the PTAB.  The petition requests a determination that claims 1, 2, 4, 9-11, 13, 14, and 18 of the ’368 patent are unpatentable.

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

We have earned a significant amount of our revenue from a limited number of customers. For the three months ended September 30, 2018, there were three customers that accounted for 10% or more of total revenue. We expect that a significant portion of our billings and revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our billings and revenue could decrease substantially. For example, in February 2017 we announced that we were seeking to relicense Samsung Electronics whose patent license had expired at the end of 2016. In addition, a significant portion of our recurring billings is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. If we are unable to replace the billings from an expiring license or at the end of structured payment terms of a settlement agreement with similar billings from other customers, our royalties could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.

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

We derive a significant portion of our billings from patent licenses and royalties, including structured settlement payments. The success of our patent licensing business depends on our ability to continue to develop and acquire high quality patents. We devote significant resources to developing new technologies and to sourcing and acquiring patents to address the evolving needs of the semiconductor and the consumer and communication electronics industries, and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patents is intense and there is no assurance that we can continue to acquire such patents on favorable terms. We may not be able to develop and market new or improved technologies, or to develop or acquire high quality patents, in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times through 2037. We need to develop or acquire successful innovations and obtain royalty-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.

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

As of September 30, 2018, we had $494.0 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At September 30, 2018, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $5.0 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. Markets are currently forecasting further increases in the U.S. Federal Reserve’s benchmark interest rate during 2018 and 2019, and such increases would likely impact the base rate on our outstanding indebtedness, and increase our interest expense, comparably.

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

The investment of our cash, cash equivalents and investments in marketable debt and equity securities are subject to risks which may cause losses and affect the liquidity of these investments.

At September 30, 2018, we held approximately $51.9 million in cash and cash equivalents and $53.6 million in investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Upon making the investment, we hold a 6.3% ownership interest in Onkyo. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our debt investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments.  The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Demand for HD Radio also may be impacted by declines in the automotive industry which historically has been cyclical and experienced downturns during declining economic conditions.

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

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2018, the total amount available for repurchase under the plan was $105.6 million.

The amount of repurchases under our stock repurchase program will vary. In 2015, we repurchased approximately 3,300,000 shares for an aggregate amount of $119.2 million. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. In 2017, we repurchased approximately 654,000 shares for an aggregate amount of $15.3 million. In the first nine months of 2018, we repurchased approximately 1,833,000 shares for an aggregate amount of $37.2 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. The terms of our current or future debt agreements could limit our ability to repurchase shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

(Shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (a)
2018
July	-	$-	-
August	154	16.23	154
September	307	15.40	307
Total	461	$15.68	461	$105.6 million

(a) Calculated as of September 30, 2018. In August 2007, our Board of Directors authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. All repurchases in the three months ended September 30, 2018 were made under this plan.

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

Dated: November 7, 2018

XPERI CORPORATION

By:	/s/ Jon Kirchner
Jon Kirchner Chief Executive Officer