Form 10-K
period 2018-12-31
Xperi Corp
filed 2019-02-20
CIK 1690666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018 was $463,642,793 (based on the closing sale price of the registrant’s common stock as reported on The Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 4, 2019 was 48,652,499.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2018 fiscal year and are incorporated by reference in Part III.

XPERI CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, our plans for quarterly dividends and stock repurchases, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

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

PART I

Item 1. Business

Corporate Information

Our principal executive offices are located at 3025 Orchard Parkway, San Jose, California 95134 USA. Our telephone number is +1 (408) 321-6000. We maintain a corporate website at www.xperi.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website. Xperi, the Xperi logo, Tessera, the Tessera logo, DTS, the DTS logo, FotoNation, the FotoNation logo, Invensas, the Invensas logo, BVA, ZiBond, DBI, DTS‑HD,  DTS Audio Processing, DTS:X Ultra, DTS Virtual:X, DTS Headphone:X, DTS Play‑Fi, DTS:X and HD Radio are trademarks or registered trademarks of Xperi Corporation or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

In this Annual Report, the “Company,” “we,” “us” and “our” refer to Xperi Corporation (“Xperi”), which operates its business through its subsidiaries. Unless specified otherwise, the financial results in this Annual Report are those of the Company and its subsidiaries on a consolidated basis.

Overview

Xperi is a publicly-traded technology company with headquarters in Silicon Valley and operations around the world. Through its operating subsidiaries, Xperi creates, develops and licenses innovative audio, imaging, semiconductor packaging and interconnect technologies. We have approximately 700 employees and over 25 years of operating experience.

We completed the acquisition of DTS, Inc. (“DTS”), a publicly-traded developer of sound-based technologies, in December 2016. At the time of the acquisition, Tessera Technologies, Inc. and DTS were combined under the newly-formed Tessera Holding Corporation. During the first quarter of 2017, we introduced our new corporate name, Xperi Corporation, launched a new corporate logo, and began trading under a new ticker symbol XPER.

Xperi’s portfolio of products and technologies uniquely positions us to deliver innovative audio, imaging and semiconductor solutions for the home, automotive and mobile markets. Our products and technologies also enable entertainment media ecosystem connectivity and new products in emerging markets such as Internet of Things (IoT) and Augmented Reality/Virtual Reality (AR/VR). Our team of more than 400 world-class engineers is focused on creating core technologies that enable intelligent, immersive, and personalized experiences.

We license our innovative products, technologies and inventions to global electronics and media companies which, in turn, integrate these solutions into their own consumer electronics and semiconductor products. Our technologies and inventions are widely adopted and used every day by millions of people. Our audio technologies have shipped in billions of devices for the home, automotive, and mobile markets. Our imaging technologies are embedded in more than 25% of current smartphones. Our semiconductor packaging and interconnect technologies have been licensed to more than 100 customers and have shipped in over 100 billion semiconductor chips.

Xperi operates in two segments. The Product Licensing segment is comprised of our Audio and Imaging businesses, which we license through the DTS, FotoNation, HD Radio, and IMAX Enhanced brands. These licenses typically include the delivery of software and/or hardware-based solutions to our customers or to their suppliers. Product Licensing revenue is derived primarily from sales into the home, automotive and mobile markets.

The Semiconductor and IP Licensing segment includes our Tessera, Invensas and Invensas Bonding Technologies subsidiaries, which license semiconductor packaging and interconnect technologies and associated intellectual property. Semiconductor and IP Licensing revenue is derived from technology and IP licenses to semiconductor companies, foundries and packaging companies. We have a long history of developing and monetizing next-generation technologies, including chip-scale packaging solutions and low-temperature wafer bonding solutions. Today, we are actively developing and licensing 3D semiconductor packaging, interconnect and bonding solutions for semiconductors that are used in every day products such as smartphones, tablets, and laptops as well as servers used in datacenters. We also provide engineering services to our customers to assist them in their evaluation and adoption of our technologies including the transition into high volume production.

Product Licensing Segment

Overview of Solutions

The Product Licensing segment is comprised of solutions from our audio and imaging businesses.

Audio Solutions: Our audio business is a premier audio technology solutions provider for high definition entertainment experiences. The DTS codec is designed to enable recording, delivery and playback of immersive high definition audio and is incorporated by hundreds of customers around the world into an array of consumer electronics devices for use anywhere, at home, in the car, or on the go. We provide products and services to entertainment media ecosystem partners such as motion picture studios, radio and TV broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded audio within their content. This in turn allows consumers to experience immersive and compelling audio wherever they choose to enjoy it. Devices that incorporate DTS audio codec technology include televisions (TVs), personal computers (PCs), smartphones, tablets, automotive entertainment systems, set top boxes (STBs), video game consoles, Blu-ray Disc players, audio/video receivers (AVRs), soundbars, wireless speakers and home theater systems. We also offer DTS post-processing audio solutions designed to enhance the entertainment experience for users of consumer electronics devices, particularly those subject to the physical limitations of smaller speakers, such as TVs, PCs and mobile devices. In addition, our DTS PlayFi technology leverages our audio and technology expertise to enable a variety of high-quality audio playback options across wireless speakers, set top boxes, and mobile devices.

HD Radio is a key part of our automotive audio business as the only digital terrestrial broadcast system approved by the Federal Communications Commission (FCC) for AM/FM radio in the U.S., offering additional channels, crystal-clear sound and advanced data services with no subscription fees. HD Radio enables a high quality in-vehicle radio experience with innovative features and digital capabilities.

Imaging Solutions:  FotoNation, a pioneer in computer vision and computational imaging solutions, provides critical imaging technologies that enable millions of consumers to take incredible pictures with their smartphones. These technologies underpin many of the features today’s digital users enjoy every day such as advanced portrait modes, face detection and tracking, and automatic effects such as face beautification. Our imaging technologies have become must-have capabilities for mobile device manufacturers and are key to enabling our driver monitoring and driver assist solutions in the car.

Innovative Technology

Within our audio product line, we have a complete range of end‑to‑end solutions from content creation / mastering, through distribution and playback. We continue to expand our offerings through ongoing research and development, and strategic partnerships with content creators, chip makers, consumer electronics manufacturers, and others within the digital media ecosystem. Our innovative solution offerings are tailored specifically for each market.

Some of the audio technologies we license include:

•

DTS:X®, DTS’ flagship object-based audio decoder, includes object-based audio decoding, full backward compatibility with all DTS-encoded formats, and Neural:X, the latest spatial remapping technology that translates legacy bitstreams and PCM content to virtually any speaker layout.

•

DTS‑HD® Master Audio is our advanced surround sound decoder that utilizes variable bit‑rate technology to deliver ultimate audio quality while conserving file size and bandwidth, allowing for an uncompromised audio experience.

•

HD RadioTM technology enables digital AM/FM broadcast radio, creating significant benefits to all participants in the radio broadcasting ecosystem. In particular, radio listeners enjoy upgraded audio quality, expanded content choices, and new digital services.

•	DTS:X Ultra™ is designed for gaming and XR experiences with support for static, multi-channel and object-based audio. Now supported in Windows Spatial Sound PC Gaming platform.
•

DTS Headphone:X® includes our integrated surround headphone technology and DTS decoder, coupled with user‑driven, headphone-specific tuning and personalization features for an enhanced listening experience over headphones.

•

DTS Play‑Fi® is a smart audio platform that enables high-quality, synchronized streaming of music directly from a variety of sources to speakers over Wi-Fi. Play‑Fi is currently embedded in wireless speakers from many of the industry’s leading brands, in leading set top boxes, and for mobile devices that use the Android, Kindle Fire or iOS operating systems, as well as the Windows PC platform.

•

IMAX Enhanced program, which Xperi manages and licenses to CE customers worldwide, delivers the ultimate home cinema experience with unique IMAX cinematic content that leverages the DTS:X audio format to flawlessly deliver signature IMAX audio mixes.

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

Our imaging business licenses software solutions and technologies for mobile imaging and other markets. Some of the solutions we license include:

•

FotoNation FaceSafe is a 3D face recognition solution for mobile devices. It features a cohesive set of convolutional neural networks (CNN) driven technologies that enable full face detection and tracking, accurate feature detection, face modeling, texture and depth-based recognition, and liveliness detection.

•

FotoNation 3D Portrait is the next evolution of the FotoNation portrait enhancement suite. Through AI-based 3D relighting technology coupled with background processing, 3D Portrait enables enhancement of photos and videos created by single and multiple depth sensing cameras. 3D Portrait relighting innovation in video-preview mode showcases how changing the light source position in the frame will affect the outcome in real-time.

•

FotoNation Face Analytics is the backbone of several of our computer vision technologies. Face Analytics is able to use factors including exposure, focus, white balance calibration, biometrics, portrait enhancement, and emotion recognition to enable decision-making intelligent cameras. Driven by CNN, our face centric analytics pack contains FDX (FotoNation’s next generation face detection technology), Face Features Detection (FFD) and Face Classification (FC).

•

FotoNation Body Analytics is the natural extension of face-centric computer vision technologies. Body Analytics offers a new dimension to advanced tracking systems for action cameras and drones. It also plays a key role for body-based imaging techniques such as single camera still and video bokeh, background replacement and portrait enhancement.

•

FotoNation Electronic Image Stabilization (EIS) improves the user experience in smartphones when taking photos or recording video. FotoNation’s EIS solution delivers lightning-fast image processing with best-in-class motion estimation, filtering and correction. The product eliminates the effect of hand jitter and flight navigation vibration correcting for 6 degrees of freedom, including rotation, translation, lens distortion and rolling shutter effects.

•

FotoNation IrisXR is a highly effective iris authentication product. FotoNation provides iris detection and recognition that provide a layer of safety and security as a base with the potential to become a primary driver for augmented and virtual reality experiences.

•

FotoNation Driver Monitoring System (DMS) includes face detection and tracking, 3D face features detection, eye gaze tracking, and face and iris recognition. These technologies enable state-of-the-art attentiveness assessment and fatigue detection, as well as in-cabin security and customization options, based on driver identity.

•

FotoNation Image Processing Unit (IPU) is our unique collection of IP Cores that enable ultra-low power, low memory size, and low bandwidth consumption when using FotoNation and third-party imaging solutions. IPU is multi-use, feature rich, and programmable. These cores are ideal for enabling intelligence on the edge where power, form factor, privacy, and security are key factors.

Product Delivery

Traditionally, our technologies have resided on integrated circuit (IC) chips. We license a defined and limited set of rights to incorporate our technology into these IC chips, and the IC manufacturers sell these Xperi‑enabled chips to our consumer electronics products manufacturer licensees.

We also work closely with the world’s leading IC manufacturers to enable support for our technologies on the new programmable architectures that fuel innovation and flexibility in today’s consumer electronics products. Our partners specialize in key vertical markets and work closely with us to enable our latest technologies for these programmable parts. Together, we offer these solutions to Xperi consumer electronics products manufacturer licensees.

We have devoted significant time and resources to develop a broad range of solutions with key partners including Amlogic, Analog Devices, Cadence, Cirrus Logic, HiSilicon, Intel, Mediatek, Mstar, NXP, Qualcomm, Realtek, Synaptics, Texas Instruments, and others.

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

Customers

We have licensed our audio technologies and related trademarks to substantially all of the major consumer electronics product manufacturers worldwide. These customers include Fujitsu Ten, Harman, Huawei, LG, Microsoft, Panasonic, Samsung and            Sony, among others. Our HD Radio technology is incorporated into a number of our automotive partners’ products, including vehicles from Acura, Audi, BMW, Ford, GM, Honda, Hyundai, Tesla, and Toyota, among many others.

Our imaging technologies and products have been licensed to mobile phone and digital camera manufacturers worldwide, including to Huawei, LG, Nikon, Oppo, Socionext, ZTE and others.

Research & Development

As demonstrated by our portfolio of industry‑recognized, widely-deployed advanced technologies, we have a long track record of innovating in the fields of audio and imaging. Our audio business was founded more than 25 years ago on the basis of developing a unique audio solution for cinemas. Today, through a collection of world-class talent and strong research and development capabilities, we continue to focus on providing unique, cost effective and differentiated audio solutions for an ever larger universe of addressable markets.

Our imaging business was founded over 20 years ago as well, with the idea of connecting digital imaging devices to other computing platforms and enhancing the imaging experience for consumers. Starting with imaging research and advanced algorithm development, FotoNation pioneered a hybrid hardware-software delivery mechanism that has enabled the industry’s foremost low-power, high performance imaging capabilities on hand-held and edge devices. We have ongoing investment in world-class R&D supported by strong relationships with key OEMs and platform providers in consumer electronics.

Research and development and other related costs in our Product Licensing segment were approximately $78.9 million, $75.8 million and $16.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. These costs include DTS research and development costs since the acquisition date of December 1, 2016.

Intellectual Property Portfolio

As of December 31, 2018, our subsidiaries comprising the Product Licensing segment owned approximately 914 United States patents and patent applications, as well as approximately 1,471 foreign patents and patent applications. The last of the issued patents to expire is in 2037.

Strategy

Our product licensing business is focused on three markets: home, automotive and mobile devices.

Home Market Strategy

The Home market consists of TVs, Blu-ray stand-alone players, Audio/Video Receivers, sound bars, wireless speakers, game consoles, set-top-boxes, and smart home cameras and sensors.

Our business strategy in the home market is focused on the following key drivers:

•	Driving the proliferation of DTS-encoded content among Hollywood studios and digital distribution partners,
•	Investing in and broadening the OEM and IC footprints that support DTS technologies,
•	Expanding the DTS:X and IMAX Enhanced programs from AVRs and sound bars to source devices - TVs and OTT/STB (Over-The-Top Streaming/Set-Top-Box), and
•	Developing and bringing to market a strong pipeline of innovative technology solutions including AI applications related to voice and image sensors.

Automotive Market Strategy

In the Automotive market we primarily serve automotive OEMs and tier one automotive suppliers who deliver in-dash head units containing HD Radio technology, as well as DVD players with DTS decoding and audio post-processing solutions, such as DTS Neural:XTM. In late 2018, we announced DTS® Connected Radio™ technology was being integrated into the cars of a major global automotive brand and was planned for commercial launch for the 2020 model year. DTS Connected Radio will be the first global system to enable car makers to create a common, enhanced radio experience across different analog and digital broadcast systems deployed regionally. Utilizing an IP connection installed in a vehicle, DTS Connected Radio delivers an innovative analog AM/FM and digital (DAB and HD Radio) experience by pairing broadcast programming with IP-delivered content. DTS Connected Radio aggregates metadata, such as on-air radio program and talent information, artist and song information, station contact information and more, directly from broadcasters around the world to deliver an enhanced in-vehicle radio experience.

Our business strategy in the Automotive market is focused on the following key drivers:

•	Proliferating digital radio and auxiliary data services such as traffic, local weather and enhanced content,
•	Globalizing advanced digital radio solutions, including DTS Connected Radio, and
•

Developing and bringing to market integrated innovative safety solutions, such as ADAS (Advanced Driver Assistance Systems) and DMS (Driver Monitoring Systems) based on our industry-leading knowledge of computer vision and automotive connectivity technologies.

Mobile Market Strategy

The Mobile market consists of smartphones, tablets, PCs and gaming headsets, as well as emerging opportunities such as Augmented Reality, Virtual Reality and Mixed Reality (AR/VR/MR).

Our business strategy in the Mobile market is focused on the following key drivers:

•	Leveraging our long-time industry leadership in computer vision technology focused on human subjects to develop integrated solutions for 2D & 3D image capture and enhancement,
•	Developing and delivering integrated imaging solutions for biometrics and user authentication,
•	Further enhancing our imaging solutions with the application of artificial intelligence-based machine learning to our industry-leading database of 20 million real life images, and
•	Delivering premium content and DTS-branded entertainment experiences for applications such as movies, gaming, AR/VR/MR.

Competition

Our product licensing business faces competition from other third-party providers of similar solutions as well as internal engineering and design groups among industry IC provider and consumer electronic manufacturers.

In the audio market, our primary competitor is Dolby Laboratories, which develops and markets, among other things, high‑definition audio products and services. Dolby’s long‑standing market position, brand, business relationships, resources and inclusion in various industry standards provide it with a strong competitive position.

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

Our HD Radio and DTS Connected Radio solutions face competition from subscription-based digital service providers such as Sirius/XM, Pandora, Gracenote, and other digital audio and data service providers.

Our image processing technologies broadly compete with other image processing software vendors such as ArcSoft, Inc., as well as engineering and design groups of mobile phone and digital camera manufacturers that seek to provide similar technologies by employing different approaches. Over time, we expect to see new competitors and other competing technologies emerge.

Semiconductor and IP Licensing Segment

The Semiconductor and IP Licensing Segment licenses semiconductor packaging and interconnect technologies and related IP.  These technology and IP assets are licensed primarily through our subsidiaries, Tessera, Invensas and Invensas Bonding Technologies. Tessera’s research and development led to significant innovations in semiconductor packaging technology. We patented these innovations, often referred to as chip-scale packaging, which have been widely adopted in the electronics industry. The wave of adoption was initially led by Intel Corporation, and over time, many semiconductor companies and outsourced assembly and test (OSAT) companies entered into technology and patent license agreements with Tessera, Inc.

Invensas Corporation develops next generation semiconductor packaging and interconnect technologies for memory, mobile, computing and automotive applications. For these applications, Invensas innovates in three primary areas: (i) DRAM and NAND , (ii) imaging and RF, and (iii) three-dimensional integrated circuit (3D-IC) assemblies. Invensas engineering teams develop and prototype these technologies in advanced assembly and test laboratories, as well as perform product reliability and acceptance testing. Invensas builds collaborative partnerships with world-class manufacturing companies and high-volume equipment and materials suppliers and licenses its technology solutions to original equipment manufacturers (OEMs), original design manufacturers (ODMs), integrated device manufacturers (IDMs), fabless device suppliers, foundries, and outsourced assembly and test (OSATs) providers.  Invensas also supports the transfer of its technology at customer-designated sites.

Within each of these three areas of innovation (memory, mobile, and 3D-IC), Invensas has created specific product solutions that address critical needs in the market. For example, Invensas innovates in the 3D-IC space. 3D-IC, which typically includes Through-Silicon Vias (TSVs), is widely expected to be the next major inflection in the semiconductor industry and is applicable to multiple markets, including mobile, computing, data storage, and networking. In August of 2015, we augmented our 3D-IC portfolio with the acquisition of Ziptronix, Inc. (now known as Invensas Bonding Technologies, Inc.), a leading developer of low temperature wafer bonding technologies, which are targeted at the image sensor, DRAM, NAND, RF, MEMS, and 2.5D and 3D-IC markets. Our ZiBond® technology is a low temperature homogenous (e.g. oxide-to-oxide) direct bonding solution that forms strong bonds between wafers or die with the same or different coefficients of thermal expansion (CTE). ZiBond offers multiple benefits over conventional bonding techniques such as adhesives, anodic bonding, eutectic bonding and glass frit. Bonding is performed at room temperature, which enhances overall yield and reliability by eliminating the negative effects associated with CTE mismatch, warpage and distortion. Higher throughput and lower cost-of-ownership are realized by using industry-standard manufacturing equipment, such as wafer aligners and bonders. Our DBI® technology is a low temperature hybrid direct bonding solution that allows wafers or die to be bonded with exceptionally fine pitch 3D electrical interconnect. Like ZiBond, the DBI alignment and bonding process is performed at room temperature. DBI also leverages industry-standard manufacturing equipment, such as wafer and die bonders, enabling high-throughput, low cost-of-ownership fabrication processes required for high volume market applications. DBI can minimize the need for TSVs by allowing interconnection to occur at the bonding surface, thereby improving electrical performance and reducing cost. By incorporating dielectric bonding, DBI eliminates the need for under-fill while providing excellent thermal performance, reliability and hermeticity.

Customers

Our semiconductor packaging, interconnect and other related technologies have been licensed to more than 100 companies. These customers include Samsung, SK hynix, Micron, OmniVision and Broadcom, among others.

Research & Development

As demonstrated by our industry‑recognized and widely-deployed advanced technologies, we have a long history of developing, licensing and delivering innovative semiconductor packaging and interconnect solutions worldwide. Many of our longstanding innovations have enabled core function and performance gains in a wide range of semiconductor devices and electronics products over the years.

As we have grown, we continue to develop new technologies internally as well as seek to acquire best-in-class technologies from outside sources. Our combination of experienced research and development engineers, our base of technology, and our constant efforts to innovate new industry-leading solutions, provides a strong foundation for the development and commercialization of new and unique semiconductor packaging and interconnect solutions going forward.

Research and development and other related costs for the Semiconductor and Intellectual Property segment were approximately $27.5 million, $30.0 million and $28.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Intellectual Property Portfolio

As of December 31, 2018, our subsidiaries comprising the Semiconductor and IP Licensing segment owned approximately 1,852 United States patents and patent applications, as well as approximately 1,287 foreign patents and patent applications. The last of the issued patents to expire is in 2037.

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

Strategy

We are focused on the development of advanced semiconductor packaging and interconnect technologies to enable the next generation of mobile, consumer, and computing products. Leveraging our extensive design, simulation and prototyping capability, we partner with leaders across the semiconductor ecosystem to develop and commercialize our technologies.  As an integral component of our commercialization effort, we transfer our technologies to customer-selected manufacturing sites, foundries and OSATs to enable our customers to manufacture semiconductor products in high volume.

Although we are engaged with and have successfully licensed and transferred our technologies to many semiconductor companies, some of the companies that use our patented technologies have nonetheless chosen not to enter into license agreements with us. Consequently, we have initiated litigation to enforce our IP rights. We view litigation as an instrument of last resort and we use it only when our efforts to reach negotiated licenses have stalled or failed. If we are unable to secure license agreements on favorable terms through negotiations, or if licensees do not comply with the terms of their licenses, we might have to file new litigation to enforce our rights. See Part 1, Item 3-Legal Proceedings.

Competition

We compete primarily with internal technology development groups at semiconductor manufacturers, foundries, assemblers, and electronic component and system manufacturers, who may create their own solutions that compete with technologies that we license. In general, there may be several ways to solve a particular technical problem and there can be no assurance that our inventions and approaches will be the ones generally adopted by the industry. We also compete with other firms in acquiring patent portfolios. The most significant impediments to our semiconductor and IP licensing business are (1) the time it takes for new technologies to be adopted in high volume production, and (2) the tendency for companies to use our inventions and intellectual property without first obtaining a license from us.

Customer Concentration

Nearly all of our revenue is denominated in U.S. dollars. The following table sets forth revenue generated from customers comprising 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Samsung Electronics, Co. Ltd.	38%	*	25%
SK hynix Inc.	12%	*	12%
Micron Technology, Inc.	*	11%	17%
Amkor Technologies, Inc.	*	10%	15%

* denotes less than 10% of total revenue.

We adopted the new accounting standard, Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers” effective January 1, 2018, which had a material impact on the financial reporting of our operating results as described below. We followed the modified retrospective transition method upon adoption, and under this method the comparative information for prior fiscal years has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to “Note 3 - Recent Accounting Pronouncements” and “Note 4 – Revenue” in the Notes to Consolidated Financial Statements for detailed information.

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

	Years Ended December 31,
	2018		2017		2016
Korea	$209,245	51%	$50,155	13%	$95,170	37%
Japan	88,513	22	81,688	22	6,866	3
U.S.	53,245	13	164,846	44	99,594	38
Europe and Middle East	31,864	8	13,632	4	1,321	1
Taiwan	2,360	1	33,861	9	34,763	13
Other	20,906	5	29,550	8	21,851	8
	$406,133	100%	$373,732	100%	$259,565	100%

See “Note 16 - Segment and Geographic Information” in the Notes to Consolidated Financial Statements for additional geographic information about our revenue and long-lived assets.

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

We have earned a significant amount of our revenue from a limited number of customers. For the year ended December 31, 2018, there were two customers that accounted for 10% or more of total revenue. We expect that a significant portion of our billings and revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our billings and revenue could decrease substantially. In addition, a significant portion of our recurring billings is the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. which we received our last payments from in the fourth quarter of 2018. If we are unable to replace the billings from an expiring license or at the end of structured payment terms of a settlement agreement with similar billings from other customers, our royalties could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.

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

We derive a significant portion of our billings from patent licenses and royalties, including structured settlement payments. The success of our patent licensing business depends on our ability to continue to develop and acquire high quality patents. We devote significant resources to developing new technologies and to sourcing and acquiring patents to address the evolving needs of the semiconductor and the consumer and communication electronics industries, and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patents is intense and there is no assurance that we can continue to acquire such patents on favorable terms. We may not be able to develop and market new or improved technologies, or to develop or acquire high quality patents, in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times through 2037. We need to develop or acquire successful innovations and obtain royalty-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.

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

As of December 31, 2018, we had $494.0 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At December 31, 2018, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $5.0 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate during 2019, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

We are currently involved in litigation and administrative proceedings involving some of our patents and may be involved in other such actions in the future; any adverse decisions, findings of non-infringement, or invalidation or limitation of the scope of our patents could significantly harm our business.

We are currently involved in litigation involving some of our patents, and may be involved in other such actions in the future. The parties in these legal actions often challenge the infringement, validity, scope, enforceability and/or ownership of our patents. In addition, in the past requests for reexamination or review have been filed in the U.S. Patent and Trademark Office (“PTO”) with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office (“EPO”). During a reexamination or review proceeding and upon completion of the proceeding, the PTO or EPO may leave a patent in its present form, narrow the scope of the patent, or cancel or find unpatentable some or all of the claims of the patent. For example, the PTO has issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. From time to time we assert these patents and patent claims in litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in PTO reexaminations or review proceedings, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

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

Regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and diverts our management’s time and attention away from our other business operations, which could significantly harm our business. Our enforcement proceedings have historically been protracted and complex. The time to resolution and complexity of our litigation, its disproportionate importance to our business compared to other companies, the propensity for delay in civil litigation, and the potential that we may lose particular motions as well as the overall litigation could all cause significant volatility in our stock price and have a material adverse effect on our business and consolidated financial position, results of operations, and cash flows.

The timing of billings under our license and settlement agreements may cause fluctuations in our quarterly or annual financial results.

From time to time we enter into license and settlement agreements that include pricing or payment terms that result in quarter-to-quarter or year-over-year fluctuations in our billings and cash flows. The effect of these terms may also cause our aggregate annual billings to grow less rapidly than annual growth in overall unit shipments in the applicable end market. Additionally, our customers may fail to pay, delay payment of or underpay what they owe to us under our license and settlement agreements, which may in turn require us to enforce our contractual rights through litigation, resulting in payment amounts and timing different than expected based on the terms of our license and settlement agreements. This also may cause our revenue, billings and cash flows to fluctuate on a quarter-to-quarter or year-over-year basis.

We expect to continue to be involved in material legal proceedings to enforce or protect our intellectual property and contract rights, including material litigation with existing licensees or strategic partners, that could harm our business.

From time to time, our efforts to obtain a reasonable royalty through our sales efforts do not result in the prospective customer agreeing to license our patents or our technology. In certain cases, we become involved in litigation to enforce our intellectual property rights, enforce the terms of our license agreements, determine the validity and scope of the proprietary rights of others, and defend against claims of infringement or invalidity. For example, on September 28, 2017, we filed legal proceedings against Samsung Electronics and certain of its affiliates, alleging infringement of certain of our patents, and settled these matters in December 2018.  Our current legal actions, as described in Part II, Item 1 - Legal Proceedings, are examples of disputes and litigation that impact our business. If we are not able to reach agreement with customers or potential customers we may be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.

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

The semiconductor industry is highly concentrated in that a small number of semiconductor designers, foundries, and manufacturers account for a substantial portion of the purchases of semiconductor products generally, including our products and products incorporating our technologies. Continued consolidation in the semiconductor industry may increase this concentration. Accordingly, we expect that licenses of our technologies and sales of our products will be concentrated with a limited number of customers for the foreseeable future. As we develop and acquire new technologies and integrate them into our product line, we will need to establish new relationships to sell these products. Our financial results significantly depend on our success in establishing and maintaining relationships with, and effecting substantial sales to, these customers. Even if we are successful in establishing and maintaining such relationships, our financial results will be dependent in large part on these customers’ sales and business results.

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

Third parties may claim that either we or our customers are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and will divert management’s attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products or services in the U.S. and abroad. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements, pay costly damage awards, or defend or indemnify our customers against judgments, damages, or other losses. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable to perform its contractual obligations under the agreement. If we cannot or do not license the allegedly infringed intellectual property on reasonable terms, or need to substitute similar technology from another source, our business, financial position, results of operations and cash flows could suffer.

Our licensing cycle is lengthy and costly, and our marketing, legal and sales efforts may be unsuccessful.

We generally incur significant marketing, legal and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship, and/or for our customers to incorporate certain of our technologies in their integrated circuits, can be 18 months or longer. As such, we may incur significant expenses in any particular period before any associated royalty or cash flow stream begins.

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

Similarly, our audio licensing royalties from consumer electronics product manufacturers depends, in large part, upon the availability of ICs that implement our technologies. IC manufacturers incorporate our audio technologies into these ICs, which are then incorporated into consumer electronics products. We do not manufacture these ICs, but rather depend upon IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. If these IC manufacturers are unable or unwilling to implement our technologies into their ICs, production is delayed, or if they sell fewer ICs incorporating our technologies, our operating results and cash flows could be adversely affected.

The investment of our cash, cash equivalents and investments in marketable debt and equity securities are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2018, we held approximately $113.6 million in cash and cash equivalents and $40.7 million in investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Upon making the investment, we hold a 6.3% ownership interest in Onkyo. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our debt investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments.  The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, results of operations and cash flows.

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

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP).  These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, frequently changing and subject to interpretation. Changes to taxation rules, changes to financial accounting standards, or any changes to the interpretations of these standards or rules may adversely affect our reported financial results or the way in which we conduct business. Recent accounting pronouncements and their estimated potential impact on our business are addressed in Note 3 - “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and since May 2014 the FASB has issued amendments to this new guidance, which collectively provide guidance for revenue recognition. ASU 2014-09 became effective for us beginning January 1, 2018 and we adopted the new standard under the modified retrospective approach. Under the new standard, the historical practice of many licensing companies of reporting revenue from per-unit royalty-based agreements one quarter in arrears is no longer accepted and instead companies must now estimate royalty-based revenue. This guidance significantly impacts our revenue recognition.  First, we are no longer allowed to follow our past practice of recording per unit license revenue on a quarter lag basis, a practice precipitated by the lack of reliable estimates for such revenue. Estimating per unit royalty revenue prior to receiving the licensee’s royalty report requires us to make significant assumptions and judgments and could cause significant fluctuations of royalty revenue on a quarterly basis. Second, we are now required to record all or a significant majority of revenue under our fixed fee and minimum guarantee license agreements when such agreements are effective rather than recording them over time as was our past practice and which generally aligned revenue more closely with the billing cycle and cash flows from such agreements. While the changes in revenue recognition do not impact our cash flows, the impact on our Statement of Operations under the new accounting standard may impact how investors perceive our business which could materially impact the value of our common stock.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly changed the federal income tax laws. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. We continue to analyze additional information and new guidance issued by relevant authorities related to the Tax Act. The prospects of supplemental legislation or regulatory processes to address uncertainties that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause our financial statements to be impacted in the future. In addition, the measurement period allowed by Staff Accounting Bulletin (“SAB”) No. 118 has closed during the fourth quarter of 2018 with no material impact. We will continue to analyze the effects of the Tax Act as subsequent guidance continues to emerge.

Our future effective tax rate may be affected by such factors as changes in tax laws, changing interpretation and new guidance related to the Tax Act, withholding taxes determinations by foreign tax authorities, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in the composition of global earnings, the expiration of statute of limitations, settlements of audits, changes in our domestic and international organization and changes in overall levels of income before tax.

Our effective tax rate depends on our ability to secure the tax benefits of our international corporate structure, on the application of the tax laws of various jurisdictions and on how we operate our business.

Our international corporate structure and intercompany arrangements, including the manner in which we market, develop, use and license our intellectual property, fund our operations and structure transactions with our international subsidiaries, may result in the increase or reduction of our worldwide effective tax rate. Such international corporate structure and intercompany arrangements are subject to examination by the tax authorities of the jurisdictions in which we operate, including the United States. The application of the tax laws of these jurisdictions to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Moreover, such tax laws are subject to change. Tax authorities may disagree with our intercompany transfer pricing arrangements, including our transfer of intangibles, or determine that the manner in which we operate our business does not achieve the intended tax consequences. Additionally, current and future changes in the tax laws or interpretations may have an adverse effect on our international corporate structure and operations. The result of an adverse determination of any of the above items could increase our worldwide effective tax rate and harm our financial position and results of operations.

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, and the recording and release of such allowances may have a material impact on our results of operations.

The need for a valuation allowance requires an assessment of both positive and negative evidence on a jurisdiction-by-jurisdiction basis when determining whether it is more-likely-than-not that deferred tax assets are recoverable.  In making such assessment, significant weight is given to evidence that can be objectively verified. In the future, new facts and circumstances and new guidance related to the Tax Act may require us to re-evaluate our valuation allowance positions which could potentially affect our effective tax rate.

We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded.  There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Both the establishment of a valuation allowance and the reversal of a previously recorded valuation allowance may have a material impact on our financial results.

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

We have historically used stock options, restricted stock grants and other forms of stock-based compensation as key components of employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. We incur significant compensation costs associated with our stock-based compensation programs. Failure to obtain stockholder approval of equity compensation plans or changes to the plans could make it harder or more expensive for us to grant stock-based compensation to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could have a materially adverse impact on our business.

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

We have made and may continue to make or to pursue acquisitions which could divert management’s attention, cause ownership dilution to our stockholders, or be difficult to integrate, which may adversely affect our financial results.

We have made several acquisitions, and it is our current plan to continue to acquire companies, assets, patents and technologies that we believe are strategic to our future business. For example, in the fourth quarter of 2016, we acquired DTS, Inc., for approximately $955 million.  Investigating businesses, assets, patents or technologies and integrating newly acquired businesses, assets, patents or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations or operations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

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
•

we are required to estimate and record fair values of contingent assets, liabilities, deferred tax assets and liabilities at the time of an acquisition. Even though these estimates are based on management’s best judgment, the actual results may differ. Under the current accounting guidance, differences between actual results and management’s estimate could cause our operating results to fluctuate or could adversely affect our results of operations.

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

In October 2002, the Federal Communications Commission, or the FCC, selected our “In-Band, On-Channel” (“IBOC”) technology, also known as “HD Radio technology,” as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations.  In the United States, the FCC regulates the broadcast radio industry, interprets laws enacted by Congress and establishes and enforces regulations governing radio broadcasting.  It is unclear what rules and regulations the FCC may adopt regarding digital audio broadcasting and what effect, if any, such rules and regulations will have on our Product Licensing segment, the operations of stations using our HD Radio technology or consumer electronics manufacturers.  Any additional rules and regulations imposed on digital audio broadcasting could adversely impact the attractiveness of HD Radio technology and negatively impact our business. Also, non-compliance by us, or by radio stations offering HD Radio broadcasts, with any FCC requirements or conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, one should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our strategic objectives include those listed in this “Risk Factors” section of this report and the following:

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

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of December 31, 2018, the total amount available for repurchase under the plan was $101.4 million.

The amount of repurchases under our stock repurchase program will vary. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. In 2017, we repurchased approximately 654,000 shares for an aggregate amount of $15.3 million. In 2018, we repurchased approximately 2,137,000 shares for an aggregate amount of $41.4 million. Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. The terms of our current or future debt agreements could limit our ability to repurchase shares.

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

On April 4, 2017, Tessera, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  On November 21, 2018, the Ninth Circuit dismissed the appeal for lack of appellate jurisdiction and remanded the case to the district court for further proceedings.

A case management conference is scheduled for March 7, 2019, and a summary judgment hearing is scheduled for August 8, 2019.  No trial date has yet been scheduled.

Tessera Advanced Technologies, Inc. v. Samsung Electronics America, Inc. et al, Civil Action No. 2:17-cv-07621 (D. N.J.)

On September 28, 2017, Tessera Advanced Technologies, Inc. filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co., Ltd. (collectively, “Samsung”) in the U.S. District Court for the District of New Jersey.  The complaint alleged that Samsung infringes U.S. Patent Nos. 6,954,001 and 6,784,557 and requested, among other things, that Samsung be ordered to pay compensatory damages.  On November 22, 2017, Samsung filed an unopposed motion to stay the action pending resolution of a U.S. International Trade Commission investigation involving the same patents.  On November 27, 2017, the Court granted Samsung’s motion.  In December 2018, the parties reached a global settlement and the Court dismissed the case.  This matter is now concluded.

Invensas Corporation v. Samsung Electronics Co., Ltd., et al., Civil Action No. 1:17-cv-01363 (D. Del.)

On September 28, 2017, Invensas Corporation filed a complaint against Samsung Electronics Co., Ltd. and Samsung Austin Semiconductor, LLC (collectively, “Samsung”) in the U.S. District Court for the District of Delaware.  The complaint alleges that Samsung infringes U.S. Patent Nos. 6,232,231 and 6,849,946 and requested, among other things, that Samsung be ordered to pay compensatory damages. On December 19, 2017, Samsung filed an Answer and Affirmative Defenses.

On July 27, 2018, Samsung filed a motion to stay pending determination of inter partes review of the patents-in-suit. The Court denied the motion on October 2, 2018.

A claim construction hearing was held on October 10, 2018.  In December 2018, the parties reached a global settlement and the Court terminated the case.  This matter is now concluded.

Invensas Bonding Technologies, Inc. v. Samsung Electronics America, Inc., et al., Civil Action No. 1:17-cv-07609 (D. N.J.)

On September 28, 2017, Invensas Bonding Technologies, Inc. filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co. Ltd. (collectively, “Samsung”) in the U.S. District Court for the District of New Jersey.  The complaint alleged that Samsung infringes U.S. Patent Nos. 7,553,744, 7,807,549, 7,871,898, 8,153,505, 9,391,143, and 9,431,368 and requested, among other things, that Samsung be ordered to pay compensatory damages.  On December 19, 2017, Samsung filed an Answer and Affirmative Defenses.  In December 2018, the parties reached a global settlement and the Court terminated the case.  This matter is now concluded.

FotoNation Limited, et al v. Samsung Electronics Co., Ltd., et al, Civil Action No. 2:17-cv-00669 (E.D. Tex.)

On September 28, 2017, FotoNation Limited and DigitalOptics Corporation MEMS (collectively, “FotoNation”) filed a complaint against Samsung Electronics America, Inc. and Samsung Electronics Co. Ltd. (collectively, “Samsung”) in the U.S. District Court for the Eastern District of Texas. FotoNation amended its complaint several times, and on March 16, 2018, filed a third amended complaint. Each complaint alleged that Samsung infringes U.S. Patent Nos. 8,254,674, 8,331,715, 7,860,274, 7,697,829, 7,574,016, 7,620,218, 7,916,897 and 8,908,932, and requested, among other things, that Samsung be ordered to pay compensatory damages. Samsung answered all the complaints.

On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On March 23, 2018, Samsung filed a motion to dismiss certain counts of the third amended complaint. A hearing on the motions was held on May 16, 2018.  On October 11, 2018, Samsung filed a motion to stay pending determination of inter partes review of the patents-in-suit.  A claim construction hearing was held on October 3, 2018.   In December 2018, the parties reached a global settlement and the Court dismissed the case.  This matter is now concluded.

Invensas Corporation v. Samsung Electronics Co., Ltd., et al., Civil Action No. 2:17-cv-00670 (E.D. Tex.)

On September 28, 2017, Invensas Corporation filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) in the U.S. District Court for the Eastern District of Texas. The complaint alleged that Samsung infringes U.S. Patent Nos. 6,232,231 (the “‘231 patent”), 6,849,946 (the “‘946 patent”), 6,054,336, 6,566,167, and 6,825,554 and requested, among other things, that Samsung be ordered to pay compensatory damages. On December 19, 2017, Samsung filed an Answer and Affirmative Defenses to the Complaint.

On February 1, 2018, Samsung filed a motion to sever and stay proceedings for the ‘231 and ‘946 patents.  On August 16, 2018, the Court denied the motion, and on August 30, 2018, Samsung filed an objection to the order.

On July 27, 2018, Samsung filed a motion to stay pending determination of inter partes review of the patents-in-suit.  The court denied the motion on November 6, 2018.

A claim construction order issued on October 26, 2018.

On February 1, 2018, Samsung filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On August 14, 2018, the Court denied the motion, and on September 10, 2018, Samsung filed a renewed motion to transfer. A hearing was held on the renewed motion on October 12, 2018.  On November 7, 2018, the Court granted Samsung’s renewed motion to transfer.  On December 11, 2018, the case was transferred to the U.S. District Court for the District of Delaware and docketed as civil case number 1:18-cv-01947. On that same date the parties stipulated to dismiss the case pursuant to a global settlement.  On December 12, 2018, the Court closed the case pursuant to the stipulation.  This matter is now concluded.

Tessera Advanced Technologies, Inc. v. Samsung Electronics Co., Ltd., et al., Civil Action No. 2:17-cv-00671 (E.D. Tex.)

On September 28, 2017, Tessera Advanced Technologies, Inc. (“Tessera”) filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) in the U.S. District Court for the Eastern District of Texas.  The complaint alleged that Samsung infringes U.S. Patent Nos. 6,512,298 and 6,825,616 and requested, among other things, that Samsung be ordered to pay compensatory damages. On December 19, 2017, Samsung filed an Answer and Affirmative Defenses to the Complaint.

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

In December 2018, the parties reached a global settlement and the Court dismissed the case.  This matter is now concluded.

Tessera Advanced Technologies Inc. vs. Samsung (China) Investment Co., Ltd. et al. Case No. (2018) Jing Min Chu No. 12 (Beijing High Court, People’s Republic of China)

On January 25, 2018, Tessera Advanced Technologies Inc. (“TATI”) filed a complaint against Samsung (China) Investment Co., Ltd., Samsung Electronics Huizhou Co., Ltd. and Beijing Jiu Jiu Shun Fa Technologies Development Co., Ltd. (collectively the “Defendants”) with the Beijing High Court, People’s Republic of China. The complaint alleged that the Defendants infringe TATI’s Chinese Patent No. 02155954.6. The complaint sought damages; an injunction prohibiting the Defendants from manufacturing, using, offering for sale, and selling infringing products in China; and orders requiring that the Defendants destroy infringing products and semi-finished products in their possession in China, as well as equipment, drawings and other objects and information used to manufacture infringing products.

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

In December 2018, the parties reached a global settlement and TATI filed a petition to withdraw the case with the Beijing High Court.  The case is currently pending a ruling from the Beijing High Court permitting the withdrawal.

Samsung Electronics Co., Ltd. v. Panasonic Corporation (f/k/a Matsushita Electric Industrial Co.), Ltd., Pannova Semic, LLC, and Tessera Advanced Technologies, Inc. (International Chamber of Commerce)

On May 18, 2018, Samsung Electronics Co., Ltd. (“Samsung”) filed a Request for Arbitration against Tessera Advanced Technologies, Inc. (“Tessera”), Panasonic Corporation (f/k/a Matsushita Electric Industrial Co.) (“Panasonic”) and Pannova Semic, LLC (“Pannova”) with the International Chamber of Commerce.  The Request sought declaratory judgments that Samsung has a license to practice U.S. Patent Nos. 6,954,001, 6,784,557, 6,512,298, and 6,852,616 (“Patents-in-Suit”); damages of at least $15 million for alleged breach of contract; and a declaratory judgment that Panasonic’s assignment of the Patents-in-Suit is null and void.  The Request further sought an order requiring reimbursement to Samsung of all expenses, including attorneys’ fees, incurred in defending against lawsuits that Tessera or its affiliates filed in various jurisdictions. On June 25, 2018, Tessera and Pannova filed a Response to the Request for Arbitration, objecting to the jurisdiction of the Tribunal and denying the merits of Samsung’s claims.

In December 2018, the parties reached a global settlement and jointly requested that the arbitration tribunal terminate the arbitration.  On December 22, 2018, the tribunal confirmed termination of the arbitration.  This matter is now concluded.

Patent Office Proceedings

CN Patent No. 02155954.6

On April 27, 2018, Samsung (China) Investment Co., Ltd. (“Samsung China”) and Samsung Electronics Huizhou Co., Ltd. (“Samsung Huizhou”) filed two invalidation petitions against CN Patent No. 02155954.6 (the “‘954 patent”) before the Patent Reexamination Board of State Intellectual Property Office of the PRC (the “PRB”). Both invalidation petitions requested a determination that claims 1-12 of ‘954 patent are unpatentable. Tessera Advanced Technologies, Inc. filed its response to the first invalidation case on July 19, 2018, and its response to the second invalidation case on July 29, 2018.  The PRB held an oral hearing on November 16, 2018.

In December 2018, the parties reached a global settlement and Samsung China and Samsung Huizhou filed petitions to withdraw their invalidation petitions before the PRB.  On December 20, 2018, the PRB issued a notification granting Samsung China and Samsung Huizhou’s withdrawal of their invalidation petitions.  These matters are now concluded.

U.S Patent No. 6,054,336

On June 15, 2018, Samsung Electronics Co., and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 6,054,336 (the “‘336 patent”) with the U.S. Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”).  The petition requested a determination that claims 1-3 of the ‘336 patent are unpatentable.  On December 13, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement.  The motion was granted on January 4, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S Patent No. 6,232,231

On July 13, 2018, Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., and Samsung Austin Semiconductor LLC filed a petition for inter partes review of U.S. Patent No. 6,232,231 (the “‘231 patent”) with the PTAB.  The petition requested a determination that claims 1-16 of the ‘231 patent are unpatentable.  On December 13, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement. The motion was granted on January 4, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S Patent No. 6,512,298

On June 15, 2018, Samsung Electronics Co. Ltd., and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 6,512,298 (the “‘298 patent”) with the PTAB.  The petition requested a determination that claims 1-6 and 8-13 of the ‘298 patent are unpatentable.  On December 13, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement. The motion was granted on December 18, 2018 and the proceeding was dismissed. This matter is now concluded.

U.S Patent No. 6,566,167

On June 15, 2018, Samsung Electronics Co. Ltd., and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 6,566,167 (the “‘167 patent”) with the PTAB.  The petition requested a determination that claims 1-12 of the ‘167 patent are unpatentable. On December 13, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement. The motion was granted on January 4, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S. Patent No. 6,784,557

On January 11, 2018, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. filed a petition for inter partes review of U.S. Patent No. 6,784,557 (the “‘557 patent”) with the PTAB.  The petition requested a determination that claims 1-8 of the ‘557 patent are unpatentable. On July 19, 2018, the PTAB instituted an inter partes review of claims 1-8.  On December 13, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement.  The motion was granted on February 4, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S Patent No. 6,825,554

On June 15, 2018, Samsung Electronics Co. Ltd., and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 6,825,554 (the “‘554 patent”) with the PTAB.  The petition requested a determination that claims 1-5 of the ‘554 patent are unpatentable.  On December 13, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement. The motion was granted on January 4, 2019 and the proceeding was dismissed. This matter is now concluded.

U.S Patent No. 6,849,946

On July 13, 2018, Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., and Samsung Austin Semiconductor LLC filed a petition for inter partes review of U.S. Patent No. 6,849,946 (the “‘946 patent”) with the PTAB.  The petition requested a determination that claims 16-22 of the ‘946 patent are unpatentable.  On December 13, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement. The motion was granted on January 4, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S Patent No. 6,852,616

On June 15, 2018, Samsung Electronics Co. Ltd., and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 6,852,616 (the “‘616 patent”) with the PTAB.  The petition requested a determination that claims 1-6 and 8-9 of the ‘616 patent are unpatentable.  On December 13, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement. The motion was granted on December 18, 2018 and the proceeding was dismissed.  This matter is now concluded.

U.S. Patent No. 6,954,001

On March 16, 2018, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. filed two petitions for inter partes review of U.S. Patent No. 6,954,001 (the “‘001 patent”) with the PTAB.

The first petition requested a determination that claims 1-18 of the ‘001 patent are unpatentable. On October 1, 2018, the PTAB granted the first petition and instituted an inter partes review of claims 1-18.

The second petition requested a determination that claims 1-4, 6-13, and 15-18 of the ‘001 patent are unpatentable. On October 1, 2018, the PTAB granted the second petition and instituted an inter partes review of claims 1-4, 6-13, and 15-18.

On December 13, 2018, the parties filed a joint motion to terminate the proceedings on the basis of settlement. The motion was granted on December 19, 2018 and the proceedings were dismissed.  These matters are now concluded.

U.S. Patent No. 7,553,744

On October 1, 2018, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 7,553,744 (the “‘744 patent”) with the PTAB.  The petition requested a determination that claims 41, 44, and 45 of the ‘744 patent are unpatentable.  On December 13, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement. The motion was granted on December 21, 2018 and the proceeding was dismissed.  This matter is now concluded.

U.S Patent No. 7,574,016

On September 27, 2018, Samsung Electronics Co. Ltd. filed a petition for inter partes review of U.S. Patent No. 7,574,016 (the “‘016 patent”) with the PTAB.  The petition requested a determination that claims 1 and 2 of the ‘016 patent are unpatentable.  On December 21, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement.  The motion was granted on January 22, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S. Patent No. 7,620,218

On October 3, 2018, Samsung Electronics Co., Ltd. filed a petition for inter partes review of U.S. Patent No. 7,620,218 (the “‘218 patent”) with the PTAB.  The petition requested a determination that claims 1, 11, 14, 26, and 32 of the ‘218 patent are unpatentable.  On December 21, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement.  The motion was granted on January 22, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S. Patent No. 7,697,829

On October 3, 2018, Samsung Electronics Co., Ltd. filed a petition for inter partes review of U.S. Patent No. 7,697,829 (the “‘829 patent”) with the PTAB.  The petition requested a determination that claims 1, 7, 11, 14, and 15 of the ‘829 patent are unpatentable.  On December 21, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement. The motion was granted on February 1, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S. Patent No. 7,807,549

On October 1, 2018, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. filed two petitions for inter partes review of U.S. Patent No. 7,807,549 (the “‘549 patent”) with the PTAB.  The petitions requested a determination that claims 53, 60-63, 67-70, 74-77, 83-86, 89, and 92 of the ‘549 patent are unpatentable.  On December 13, 2018, the parties filed a joint motion to terminate the proceedings on the basis of settlement. The motion was granted on December 21, 2018 and the proceedings were dismissed.  This matter is now concluded.

U.S Patent No. 7,860,274

On September 27, 2018, Samsung Electronics Co. Ltd. filed a petition for inter partes review of U.S. Patent No. 7,860,274 (the “‘274 patent”) with the PTAB.  The petition requested a determination that claims 1, 5 and 9 of the ‘274 patent are unpatentable.  On December 21, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement. The motion was granted on January 22, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S. Patent No. 7,871,898

On October 1, 2018, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 7,871,898 (the “‘898 patent”) with the PTAB.  The petition requested a determination that claims 1-4, 9, 13-16, 21, 26, 32, and 37 of the ‘898 patent are unpatentable.  On December 13, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement. The motion was granted on December 21, 2018 and the proceeding was dismissed.  This matter is now concluded.

U.S. Patent No. 7,916,897

On October 3, 2018, Samsung Electronics Co., Ltd. filed a petition for inter partes review of U.S. Patent No. 7,916,897 (the “‘897 patent”) with the PTAB.  The petition requested a determination that claims 1, 4, 5, and 14 of the ‘897 patent are unpatentable.  On December 21, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement.  The motion was granted on January 22, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S. Patent No. 8,153,505

On October 2, 2018, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. filed two petitions for inter partes review of U.S. Patent No. 8,153,505 (the “‘505 patent”) with the PTAB.  The petitions requested a determination that claims 77, 79, 80–82, 84, 93–95, 99–101, 104–106, 110–114, 192, and 197 of the ‘505 patent are unpatentable.  On December 13, 2018, the parties filed a joint motion to terminate the proceedings on the basis of settlement. The motion was granted on December 21, 2018 and the proceedings were dismissed.  This matter is now concluded.

U.S. Patent No. 8,254,674

On October 3, 2018, Samsung Electronics Co., Ltd. filed two petitions for inter partes review of U.S. Patent No. 8,254,674 (the “‘674 patent”) with the PTAB.  The petitions requested a determination that claims 29, 35, 36, 40, 41, and 42 of the ‘674 patent are unpatentable.  On December 21, 2018, the parties filed a joint motion to terminate the proceedings on the basis of settlement.  The motion was granted on January 22, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S Patent No. 8,331,715

On September 27, 2018, Samsung Electronics Co. Ltd. filed a petition for inter partes review of U.S. Patent No. 8,331,715 (the “‘715 patent”) with the PTAB.  The petition requested a determination that claims 1-4 and 6 of the ‘715 patent are unpatentable.  On December 21, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement.  The motion was granted on January 22, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S Patent No. 8,908,932

On September 27, 2018, Samsung Electronics Co. Ltd. filed two petitions for inter partes review of U.S. Patent No. 8,908,932 (the “‘932 patent”) with the PTAB.  The petitions requested a determination that claims 7-9, 11-15, 17, and 18 of the ‘932 patent are unpatentable.  On December 21, 2018, the parties filed a joint motion to terminate the proceedings on the basis of settlement.  The motion was granted on January 22, 2019 and the proceeding was dismissed.  This matter is now concluded.

U.S. Patent No. 9,391,143

On October 2, 2018, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. filed two petitions for inter partes review of U.S. Patent No. 9,391,143 (the “‘143 patent”) with the PTAB.  The petitions requested a determination that claims 1, 3-4, 6, 14-15, 20-22, 24, and 29-33 of the ‘143 patent are unpatentable.  On December 13, 2018, the parties filed a joint motion to terminate the proceedings on the basis of settlement. The motion was granted on December 21, 2018 and the proceedings were dismissed.  This matter is now concluded.

U.S. Patent No. 9,431,368

On October 1, 2018, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. filed a petition for inter partes review of U.S. Patent No. 9,431,368 (the “‘368 patent”) with the PTAB.  The petition requested a determination that claims 1, 2, 4, 9-11, 13, 14, and 18 of the ‘368 patent are unpatentable. On December 13, 2018, the parties filed a joint motion to terminate the proceeding on the basis of settlement. The motion was granted on December 21, 2018 and the proceeding was dismissed.  This matter is now concluded.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since February 23, 2017, our common stock has traded publicly on The Nasdaq Global Select Market under the symbol “XPER.” Prior to February 23, 2017, our common stock traded publicly on The Nasdaq Global Select Market under the symbol “TSRA”. The price range per share is the highest and lowest bid prices, as reported by The Nasdaq Global Select Market, on any trading day during the respective quarter.

	High	Low
Fiscal Year Ended December 31, 2018
First Quarter (ended March 31, 2018)	$24.90	$20.05
Second Quarter (ended June 30, 2018)	$23.50	$15.75
Third Quarter (ended September 30, 2018)	$17.45	$14.20
Fourth Quarter (ended December 31, 2018)	$18.74	$12.33

	High	Low
Fiscal Year Ended December 31, 2017
First Quarter (ended March 31, 2017)	$45.80	$33.70
Second Quarter (ended June 30, 2017)	$34.25	$29.80
Third Quarter (ended September 30, 2017)	$33.70	$24.70
Fourth Quarter (ended December 31, 2017)	$27.60	$17.75

As of February 4, 2019, there were 48,652,499 outstanding shares of common stock held by 26 stockholders of record. In addition, a substantially greater number of stockholders may be "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

In both 2018 and 2017, we paid quarterly dividends of $0.20 per share in each of March, June, September and December.

We also have historically returned capital to shareholders through stock repurchases. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

PERFORMANCE GRAPH

The following graph shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Composite Index and the Russell 2000 Index from December 31, 2013 through December 31, 2018. The graph and table assume that $100 was invested on December 31, 2013 in each of our common stock, the Nasdaq Composite Index and the Russell 2000 Index, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

	12/13	12/14	12/15	12/16	12/17	12/18
Xperi Corporation	$100.00	$188.59	$161.85	$244.38	$138.92	$109.58
Nasdaq Composite	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
Russell 2000 Index	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09

This section is not “soliciting material,” is not deemed “filed” with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (“Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

STOCK REPURCHASES

The following are our monthly stock repurchases for the fourth quarter of 2018, all of which were made as part of a publicly announced plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (a)
(Shares in thousands)
2018
October	251	$13.73	251
November	54	13.85	54
December	—	—	—
Total	305	$13.75	305	$101.4 million

(a) Calculated as of December 31, 2018. In August 2007, our Board of Directors authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200.0 million in future repurchases under the plan. No expiration date has been specified for this plan. All repurchases in the three months ended December 31, 2018 were made under this plan.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2018	2017	2016 (1)	2015	2014
	(in thousands, except per share data)
Consolidated statements of operations data
Revenue	$406,133	$373,732	$259,565	$273,300	$278,807
Total operating expenses	$382,153	$405,232	$170,177	$111,098	$113,111
Operating income (loss)	$23,980	$(31,500)	$89,388	$162,202	$165,696
Net income (loss)	$(1,763)	$(56,558)	$56,089	$117,016	$170,454
Net income (loss) attributable to Xperi (2)	$(289)	$(56,558)	$56,089	$117,016	$170,454
Income (loss) per share attributable to Xperi:
Basic (3)	$(0.01)	$(1.15)	$1.14	$2.26	$3.23
Diluted (3)	$(0.01)	$(1.15)	$1.12	$2.23	$3.18
Cash dividends declared per share	$0.80	$0.80	$0.80	$0.80	$0.92
Weighted average number of shares used in per share calculation-basic (3)	48,823	49,251	49,187	51,802	52,819
Weighted average number of shares used in per share calculation-diluted (3)	48,823	49,251	50,190	52,586	53,563

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by operating activities (4)	$135,133	$147,265	$153,860	$147,276	$134,204

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$154,364	$200,692	$113,005	$381,744	$434,421
Working capital	$343,378	$148,695	$148,924	$390,880	$441,484
Total assets	$1,235,107	$1,110,024	$1,186,436	$539,352	$577,123
Debt (5)	$494,000	$594,000	$600,000	$—	$—
Total Xperi stockholders’ equity	$619,442	$435,576	$507,785	$515,157	$541,359

(1) Fiscal 2016 includes one month of financial results from DTS as well as one-time acquisition related expenses. All periods subsequent to 2016 include financial results from DTS post-acquisition.

(2) Excludes net income (loss) attributable to noncontrolling interest. See Note 1 of the Notes to Consolidated Financial Statements for further detail.

(3) See Note 11 of the Notes to Consolidated Financial Statements for an explanation of the methods used to determine the number of shares used to compute per share amounts.

(4) As a result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), we retrospectively adjusted our Consolidated Statements of Cash Flows to reclassify excess tax benefits of $8.2 million and $0.7 million from financing activities to operating activities in fiscal 2016 and 2015, respectively.

(5) Includes both the short-term and long-term portions of debt principal and excludes approximately $11.8 million, $14.3 million and $16.8 million in debt issuance costs as of December 31, 2018, 2017 and 2016, respectively.

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

We completed the acquisition of DTS in December 2016. At the time of the acquisition, Tessera Technologies, Inc. and DTS were combined under the newly-formed Tessera Holding Corporation. During the first quarter of 2017, we introduced our new corporate name, Xperi Corporation, launched a new corporate logo, and began trading under a new stock symbol XPER.

Results of Operations

Significant events occurred over the past three years that affect the comparability of our financial statements. Key events and their financial impacts include the following:

•

On December 10, 2018, we entered into an agreement with Samsung Electronics, Co., Ltd. (“Samsung”) to settle and dismiss all pending litigation matters. In conjunction with the settlement, Samsung entered into a new patent license agreement with us. The settlement had a material impact on our financial results in 2018. Samsung was a significant customer in 2016 and before. The expiration of Samsung’s license agreement at the end of 2016 had a material impact on our financial results in 2017.

•

On December 18, 2017, we entered into agreements with Broadcom Ltd. and certain of its affiliates (“Broadcom”), customers, and suppliers to settle and dismiss all pending litigation matters. In conjunction with the settlement, Broadcom entered into a new multi-year patent license agreement with us. The settlement had a material impact on our financial results in 2017.

•

On December 1, 2016, we completed our acquisition of DTS, Inc. (“DTS”). We incurred significant one-time expenses in the fourth quarter of 2016 related to this acquisition, including transaction costs (e.g. bankers fees, legal fees, consultant fees, etc.), severance costs and stock-based compensation expense resulting from the acceleration of equity instruments for departing executives. Additionally, our amortization expense increased significantly due to the acquired intangible assets resulting from the DTS acquisition.

Under generally accepted accounting principles regarding business combinations, we were unable to record $15.6 million and $51.6 million in revenue in the years ended December 31, 2018 and 2017, respectively, which would have been recognized by DTS under Topic 605 if not for the acquisition. If allowed, this revenue would have had a significant impact on the operating results as described below.

We adopted the new accounting standard, ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers” effective January 1, 2018, which had a material impact on the financial reporting of our operating results as described below. We followed the modified retrospective transition method upon adoption, and under this method the comparative information for prior fiscal years has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to “Note 3 - Recent Accounting Pronouncements” and “Note 4 – Revenue” in the Notes to Consolidated Financial Statements for detailed information.

The adoption of Topic 606 does not impact customer billings or the cash flow from our contracts with customers. We expect to experience greater variability in quarterly and annual revenue as a result of Topic 606 being applied to minimum guarantee and fixed fee licensing contracts. We plan to place greater emphasis on billings and operating cash flows rather than revenue and net operating results to evaluate our financial performance in current and future periods.

Revenue

Our revenue is generated primarily from royalty and license fees. Revenue is recognized upon transfer of control of promised products, services or intellectual property and technologies (“IP”) rights to customers in an amount that reflects the consideration that we expect to receive in exchange for those products, services or licensing of the IP rights.

Certain licensees have entered into fixed fee or minimum guarantee arrangements, whereby licensees pay a fixed fee for the right to incorporate our technology in the licensee’s products over the license term. In arrangements with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. For these agreements, we recognize the full fixed fee amount as revenue at the beginning of the license term, when the licensee has the right to use the IP and begins to benefit from the license.

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

For certain licensees, royalty revenue is generated based on a licensee’s production or shipment of licensed products incorporating our IP, technologies or software. Licensees with a per-unit arrangement pay a per-unit royalty for each product manufactured or sold, as set forth in its license agreement. Licensees generally report manufacturing or sales information in the quarter subsequent to when such activity takes place. Under Topic 606, we estimate the royalties earned each quarter based on our forecast of manufacturing and sales activity incurred by our licensees in that quarter. Any differences between actual royalties owed by a licensee and our quarterly estimates are recognized in the following quarter, when the licensee’s royalty report is received. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires us to make significant assumptions and judgments that could have a material impact on the amount of revenue we report on a quarterly basis.

The timing of revenue recognition and the amount of revenue actually recognized for each type of revenue depends upon a variety of factors, including the specific terms of each arrangement, our ability to determine and allocate the transaction price to each separate performance obligation, and the nature of our deliverables and obligations. In addition, our royalty revenue will fluctuate based on a number of factors such as: (a) the rate of adoption and incorporation of our technology by licensees; (b) the demand for products incorporating semiconductors that use our licensed technology; (c) the cyclicality of supply and demand for products using our licensed technology; (d) volume incentive pricing terms in licensing agreements that may result in significant variability in quarterly revenue recognition from customers, and (e) the impact of economic downturns.

From time to time we enter into license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. We may not be able to continue licensing customers on terms favorable to us, under the existing terms or at all, which would in turn harm our results of operations.

In the past, we have engaged in litigation, arbitration proceedings, and royalty audits to directly or indirectly enforce our intellectual property rights and the terms of our license agreements, including proceedings to ensure proper and full payment of royalties by our current licensees and by third parties whose products incorporate our intellectual property rights.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Years ended December 31,
	2018	2017	2016
Revenue:
Royalty and license fees	100%	100%	100%
Total Revenue	100	100	100
Operating expenses:
Cost of revenue	3	1	—
Research, development and other related costs	26	28	18
Selling, general and administrative	32	39	28
Amortization expense	27	30	12
Litigation expense	6	10	8
Total operating expenses	94	108	66
Operating income (loss) from continuing operations	6	(8)	34
Interest expense	(6)	(8)	(1)
Other income and expense, net	2	—	2
Income (loss) before taxes	2	(16)	35
Provision for (benefit from) income taxes	2	(1)	13
Net income (loss)	(0)%	(15)%	22%

Fiscal Year 2018 and 2017

The following table sets forth our revenue by year (in thousands, except for percentages):

	Years Ended December 31,		Increase/	%
	2018	2017	(Decrease)	Change
Royalty and license fees	$406,133	$373,732	$32,401	9%

The primary driver for the year-on-year changes in revenue was the purchase accounting impact on revenue of $51.6 million in fiscal 2017, amounts that would have been recognized as revenue by DTS under Topic 605 if not for the acquisition. Significantly offsetting the purchase accounting impact on 2017 was our inability to record billings as revenue in 2018 from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018 as a result of adopting Topic 606, which was partially offset by revenue recognized from the new patent license agreement with Samsung executed in the fourth quarter of 2018. Had we not implemented Topic 606, our revenue in 2018 under prior GAAP would have been $427.0 million. Refer to “Note 3 – Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for further detail.

The following table sets forth our billings by year (in thousands, except for percentages):

	Years Ended December 31,		Increase/	%
	2018	2017	(Decrease)	Change
Total billings	$447,347	$422,476	$24,871	6%

The year-on-year changes in billings were primarily driven by higher billings from the aforementioned Samsung license agreement executed in December 2018, coupled with higher non-recurring engineering (“NRE”) services revenue and licensing growth in the automotive and home markets, partially offset by lower billings from Broadcom (as a result of an upfront payment in 2017) and the expiration of a fixed fee licensing contract in the Semiconductor and IP segment in 2017.

With changes in revenue recognition due to the adoption of Topic 606 in 2018, we anticipate our revenue for 2019 will continue to be significantly impacted due principally to our inability to record future billings as revenue in 2019 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to adoption of ASC 606 on January 1, 2018. This accounting change will not impact billings or the cash flow from these contracts. Furthermore, we may experience greater variability in quarterly and annual revenue in future periods as a result of the revenue accounting treatment applied to future minimum guarantee and fixed fee licensing contracts. Management plans to place greater emphasis on billings and cash flows, rather than revenue and net operating results, to internally evaluate our financial performance in future periods.

Cost of Revenue

Cost of revenue consists of royalties paid to third parties and direct compensation and related expenses to provide NRE services.

Cost of revenue for the year ended December 31, 2018 was $13.3 million, as compared to $6.3 million for the year ended December 31, 2017. The increase was due to higher costs on NRE contracts, which are generally reclassified from research and development as we satisfy the underlying performance obligations, as well as royalties recorded in connection with recently signed Product Licensing contracts. While the revenue and cost of revenue under these Product Licensing contracts is recorded when the contract becomes effective, the billings, cash inflows from customer payments, and cash outflows for royalty payments generally occur over several years.

Research, Development and Other Related Costs

Research and development is conducted primarily in-house and targets development of audio and image enhancement technologies, chip-scale, multi-chip and wafer level packaging, circuitry 3D-IC architectures, wafer and die bonding technologies and machine learning. Research, development and other related costs include expenses associated with applications engineering necessary to port and integrate our technologies and products on third party silicon and into end devices. These costs consist primarily of compensation and related costs for personnel, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, product “tear downs” and reverse engineering, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred.

Research, development and other related costs for the year ended December 31, 2018 were $106.4 million, as compared to $105.8 million for the year ended December 31, 2017, an increase of $0.6 million or 1%. The increase was primarily related to a $0.8 increase in equipment and materials expense and a $0.5 million increase in outside services, partially offset by R&D tax credits and development grants received in 2018.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, and we expect total R&D expense will increase in 2019 as compared to 2018.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel engaged in sales and licensee support, reverse engineering personnel and services, marketing programs, public relations, promotional materials, travel, trade show expenses and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance personnel, legal fees and expenses, facilities costs, stock-based compensation expense and professional services. Our general and administrative expenses, other than facilities related expenses, are not allocated to other expense line items.

Selling, general and administrative expenses for the year ended December 31, 2018 were $127.9 million, as compared to $144.6 million for the year ended December 31, 2017, a decrease of $16.7 million or 12%. The decrease was due to a $6.1 million decrease in personnel related expenses, driven primarily by lower acquisition related severance and retention bonus expenses in 2018, a $3.7 million decrease in outside services which were associated with acquisition transaction costs in 2017, a $2.3 million decrease in stock-based compensation, and a $2.7 million decrease in legal and bad debt expense.

Amortization Expense

Amortization expense for the year ended December 31, 2018 was $108.5 million, as compared to $111.9 million for the year ended December 31, 2017, a decrease of $3.4 million. The decrease was primarily attributable to certain intangible assets becoming fully amortized over the past twelve months.

We anticipate that amortization expenses will continue to be a significant expense since we acquired approximately $479 million in intangible assets from the acquisition of DTS and other acquisition activity in 2016, which will be amortized over the next several years. See Note 9 – “Goodwill and Identifiable Intangible Assets” in Notes to Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the year ended December 31, 2018 was $26.1 million, as compared to $36.5 million for the year ended December 31, 2017, a decrease of $10.4 million. The decrease was primarily related to concluding litigation activity against Broadcom in December 2017, partially offset by increases in Samsung related litigation expenditures during 2018. In December 2018, we reached a settlement with Samsung which ended all related litigation.

We expect that litigation expense may continue to be a material portion of our operating expenses in future periods, and may fluctuate between periods, because of planned or ongoing litigation, as described in Part I, Item 3 – Legal Proceedings, and because of litigation planned for or initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Upon expiration of our customers’ licenses, if those licenses are not renewed, litigation may become necessary to secure payment of reasonable royalties for the use of our patented technology. If we plan for or initiate such litigation, our future litigation expenses may increase.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017
Research, development and other related costs	$13,168	$13,277
Selling, general and administrative	17,843	20,185
Total stock-based compensation expense	$31,011	$33,462

Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock purchases. For the year ended December 31, 2018, stock-based compensation expense was $31.0 million, of which $0.4 million related to employee stock options, $28.0 million related to restricted stock awards and units and $2.6 million related to employee stock purchases. For the year ended December 31, 2017, stock-based compensation expense was $33.5 million, of which $2.0 million related to employee stock options, $28.9 million related to restricted stock awards and units and $2.6 million related to employee stock purchases. The decrease in stock-based compensation expense in 2018 compared to 2017 was due primarily to the expenses recorded in 2017 relating to stock awards issued in connection with the DTS acquisition.

Interest Expense

Interest expense for the year ended December 31, 2018 was $25.7 million, as compared to $28.3 million for the year ended December 31, 2017. The decrease in interest expense in the year ended December 31, 2018 was primarily a result of lower debt principal as we made a $100.0 million pay-down in January 2018, partially offset by higher interest rates in 2018 due to the variable rate included in our debt. Consequently, interest expense may increase in future periods if market-based interest rates increase.

Other Income and Expense, Net

Other income and expense, net, for the year ended December 31, 2018 was $8.6 million, as compared to $1.4 million for the year ended December 31, 2017. Other income was higher in the current year principally due to interest income of $7.7 million earned from significant financing components on our fixed fee licensing contracts pursuant to Topic 606. As discussed above, we adopted Topic 606 in the first quarter of 2018.

Provision for (benefit from) Income Taxes

For the year ended December 31, 2018, we recorded an income tax expense of $8.7 million on pretax income of $6.9 million, which resulted in an effective tax rate of 125.5%. The income tax expense for the year ended December 31, 2018 was primarily related to foreign withholding taxes, certain non-deductible permanent differences, valuation allowance recorded against our unutilized tax credits, and shortfalls from stock-based compensation offset by tax benefit from the utilization of foreign tax credits and a deduction for foreign-derived income.

The income tax benefit of $1.8 million for the year ended December 31, 2017 is primarily related to losses generated from foreign operations, and tax benefit from the remeasurement of deferred taxes from the federal tax rate reduction, offset by tax expense from recording a valuation allowance against federal tax credits as a result of the Tax Act, foreign withholding taxes net of foreign tax credits, non-deductible stock-based compensation expense and other non-deductible expenses. The change from income tax benefit to income tax expense for the year ended December 31, 2018 as compared to the prior year is largely attributable to an increase in U.S. and foreign profitability for the current period and an increase in foreign withholding taxes.

On December 22, 2017, the Tax Act was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly changed the federal income tax laws. As of December 31, 2017, we recorded a provisional tax expense in the Statement of Operations of approximately $5.6 million, comprised of approximately $13.5 million tax expense from recording additional valuation allowance against federal tax credits due to certain provisions of the Tax Act, offset by approximately $7.9 million of tax benefit from the remeasurement of U.S. deferred taxes using the 21% tax rate at which we expect the deferred amounts to reverse in the future. The one-time transition tax on post-1986 foreign unremitted earnings did not have a material impact on our effective tax rate. In accordance with Staff Accounting Bulletin (“SAB”) No. 118, we have completed our accounting related to tax reform in the fourth quarter of 2018 and no material adjustments to the provisional tax expense were required. We continue to monitor supplemental legislation and technical interpretations of the tax law that may cause the final impact from the Tax Act to differ from the amounts previously recorded.

Fiscal Year 2017 and 2016

The following table sets forth our revenue by year (in thousands, except for percentages):

	Years Ended December 31,		Increase/	%
	2017	2016	(Decrease)	Change
Royalty and license fees	$373,732	$259,565	$114,167	44%

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

Provision for (benefit from) Income Taxes

The income tax benefit of $1.8 million for the year ended December 31, 2017 is primarily related to losses generated from foreign operations, and tax benefit from the remeasurement of deferred taxes from the federal tax rate reduction, offset by tax expense from recording a valuation allowance against federal tax credits as a result of the Tax Act, foreign withholding taxes net of foreign tax credits, non-deductible stock-based compensation expense and other non-deductible expenses.

The income tax expense of $34.6 million for the year ended December 31, 2016 was primarily related to tax liabilities generated from U.S. and foreign operations, non-deductible acquisition costs, non-deductible stock-based compensation expense and foreign withholding taxes net of foreign tax credits. The change from income tax expense to income tax benefit for the year ended December 31, 2017 as compared to the prior year is largely attributable to a decrease in U.S. and foreign profitability for the current period.

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

The Product Licensing segment is comprised of our Audio and Imaging businesses, which we license through the DTS, FotoNation, HD Radio, and IMAX Enhanced brands. These licenses typically include the delivery of software and/or hardware-based solutions to our customers or to their suppliers. Product Licensing revenue is derived primarily from sales into the home, automotive and mobile markets.

The Semiconductor and IP Licensing segment includes our Tessera, Invensas and Invensas Bonding Technologies subsidiaries, which license semiconductor packaging and interconnect technologies and associated intellectual property. Semiconductor and IP Licensing revenue is derived from technology and IP licenses to semiconductor companies, foundries and packaging companies. We have a long history of developing and monetizing next-generation technologies, including chip-scale packaging solutions and low-temperature wafer bonding solutions. Today, we are actively developing and licensing 3D semiconductor packaging, interconnect and bonding solutions for semiconductors that are used in every day products such as smartphones, tablets, and laptops, as well as servers used in datacenters. We also provide engineering services to our customers to assist them in their evaluation and adoption of our technologies including the transition into high volume production.

We do not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth our segment revenue, operating expenses and operating income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenue:
Product licensing segment	$219,708	$167,923	$30,499
Semiconductor and IP licensing segment	186,425	205,809	229,066
Total revenue	406,133	373,732	259,565
Operating expenses:
Product licensing segment	180,727	172,745	25,299
Semiconductor and IP licensing segment	73,519	87,838	72,812
Unallocated operating expenses (1)	127,907	144,649	72,066
Total operating expenses	382,153	405,232	170,177
Operating income:
Product licensing segment	38,981	(4,822)	5,200
Semiconductor and IP licensing segment	112,906	117,971	156,254
Unallocated operating expenses (1)	(127,907)	(144,649)	(72,066)
Total operating income (loss)	$23,980	$(31,500)	$89,388

(1) Unallocated operating expenses consist primarily of selling, general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of our business segments.

For the year ended December 31, 2018, the unallocated expenses were $127.9 million compared to $144.6 million for the year ended December 31, 2017. The decrease of $16.7 million was primarily attributable to DTS acquisition-related transaction costs and severance and retention bonuses incurred in 2017, as well as a decrease in stock-based compensation and in legal and bad debt expenses in 2018. For the year ended December 31, 2017, the unallocated expenses were $144.6 million compared to $72.1 million for the year ended December 31, 2016. The increase of $72.5 million was primarily attributable to higher general and administrative personnel expenses that resulted from the acquisition of DTS.

The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $385.8 million in goodwill at December 31, 2018, approximately $378.1 million is allocated to our Product Licensing segment and approximately $7.7 million is allocated to our Semiconductor and IP Licensing segment.

Product Licensing Segment

Fiscal Year 2018 and 2017

	Years Ended December 31,
	2018	2017
	(in thousands)
Revenue:
Royalty and license fees	$219,708	$167,923
Total revenue	219,708	167,923
Operating expenses:
Cost of revenues	13,291	6,308
Research, development and other related costs	78,892	75,809
Litigation	—	288
Amortization	88,544	90,340
Total operating expenses (1)	180,727	172,745
Total operating income (loss)	$38,981	$(4,822)

(1) Excludes operating expenses which are not allocated on a segment basis.

Product Licensing revenue for the year ended December 31, 2018 was $219.7 million as compared to $167.9 million for the year ended December 31, 2017, an increase of $51.8 million. The primary driver for the year-on-year changes was the purchase accounting impact on revenue of $51.6 million in fiscal 2017, amounts that would have been recognized as revenue by DTS under Topic 605 if not for the acquisition. Additionally, new minimum guarantee contracts signed and higher NRE revenue recognized in fiscal 2018, as compared to the prior year, contributed to higher revenue in 2018.

The following table sets forth our billings by year (in thousands, except for percentages):

	Years Ended December 31,		Increase/	%
	2018	2017	(Decrease)	Change
Product licensing billings	$221,043	$215,822	$5,221	2%

The increase in billings in fiscal 2018, as compared to fiscal 2017, was primarily driven by higher NRE and licensing growth in the automotive and home markets, partially offset by a $3.8 million decrease in audit settlements in 2018.

Due to adoption of Topic 606, we anticipate Product Licensing revenue for 2019 will continue to be materially impacted due principally to our inability to record further billings as revenue in 2019 and later periods from minimum guarantee licensing contracts in place prior to the start of 2018. Further, we expect greater variability in quarterly and annual revenue in our Product Licensing segment in future periods as a result of the revenue accounting treatment applied to minimum guarantee and fixed fee licensing contracts.

Operating expenses for the year ended December 31, 2018 were $180.7 million and consisted of cost of revenue of $13.3 million, research, development and other related costs of $78.9 million and amortization costs of $88.5 million. The increase of $8.0 million in total operating expenses as compared to $172.7 million for the year ended December 31, 2017 was primarily driven by higher cost of revenue associated with increased NRE activity and royalties expense in connection with new audio revenue contracts, and higher R&D expense, which was partially offset by lower amortization. We expect R&D expense will continue to increase in this segment during 2019, and we expect a higher proportion of total R&D will occur in this segment.

Operating income for the year ended December 31, 2018 was $39.0 million compared to operating loss of $4.8 million for the year ended December 31, 2017, with the variance due to the reasons stated above.

Fiscal Year 2017 and 2016

	Years Ended December 31,
	2017	2016
	(in thousands)
Revenue:
Royalty and license fees (1)	$167,923	$30,499
Total revenue	167,923	30,499
Operating expenses:
Cost of revenues	6,308	551
Research, development and other related costs	75,809	16,091
Litigation	288	—
Amortization	90,340	8,657
Total operating expenses (2)	172,745	25,299
Total operating income (loss)	$(4,822)	$5,200

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

Semiconductor and IP Licensing Segment

Fiscal Year 2018 and 2017

	Years Ended December 31,
	2018	2017
	(in thousands)
Revenue:
Royalty and license fees	$186,425	$205,809
Total revenue	186,425	205,809
Operating expenses:
Research, development and other related costs	27,514	30,039
Litigation	26,099	36,209
Amortization	19,906	21,590
Total operating expenses (1)	73,519	87,838
Total operating income	$112,906	$117,971

(1) Excludes operating expenses which are not allocated on a segment basis.

Semiconductor and IP Licensing segment revenue for the year ended December 31, 2018 was $186.4 million as compared to $205.8 million for the year ended December 31, 2017, a decrease of $19.4 million. The decrease was primarily caused by our inability to record billings as revenue in 2018 from fixed fee licensing contracts in place prior to the start of 2018 as a result of adopting Topic 606, partially offset by revenue from the new patent license agreement with Samsung executed in the fourth quarter of 2018. Additionally, the expiration of a fixed fee contract in 2017 also contributed to the revenue decline in 2018.

The following table sets forth our billings by year (in thousands, except for percentages):

	Years Ended December 31,		Increase/	%
	2018	2017	(Decrease)	Change
Semiconductor and IP licensing billings	$226,304	$206,654	$19,650	10%

The increase in billings in fiscal 2018, as compared to fiscal 2017, was primarily driven by billings from the Samsung license agreement executed in December 2018, partially offset by lower billings from Broadcom (as a result of an upfront payment in 2017) and the expiration of a fixed fee contract in 2017.

Due to adoption of Topic 606, we anticipate Semiconductor and IP Licensing revenue for 2019 will continue to be significantly impacted due principally to our inability to record further billings as revenue in 2019 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018. Further, we expect greater variability in quarterly and annual revenue in our Semiconductor and IP Licensing segment in future periods as a result of the revenue accounting treatment applied to minimum guarantee and fixed fee licensing contracts, which will necessitate recognizing revenue in the quarter a contract first becomes effective.

Operating expenses for the year ended December 31, 2018 were $73.5 million and consisted of research, development and other related costs of $27.5 million, litigation costs of $26.1 million, and amortization costs of $19.9 million. The decrease of $14.3 million in total operating expenses as compared to $87.8 million for the year ended December 31, 2017 resulted primarily from lower litigation costs as a result of concluding the legal proceedings against Broadcom in December 2017, as well as lower R&D expenses and amortization.

We expect that litigation expense will continue to be a material portion of the Semiconductor and IP Licensing segment’s operating expenses in future periods, and may fluctuate significantly in some periods, because of our ongoing legal actions, as described in Part I, Item 3 - Legal Proceedings, and because we may become involved in other litigation from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Operating income for the years ended December 31, 2018 and 2017 was $112.9 million and $118.0 million, respectively, which represented a decrease of $5.1 million, for the reasons stated above.

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

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $10.9 million and state net operating loss carryforwards of approximately $51.4 million. Substantially all of the federal net operating loss carryforwards are carried over from acquired entities, DTS in 2016 and Ziptronix in 2015. The state net operating loss carryforwards are carried over from acquired entities, DTS in 2016, Ziptronix in 2015, and Siimpel Corporation in 2010. The federal net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2026, and will continue to expire through 2031. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2020, and will continue to expire through 2036. In addition, we have research tax credit carryforwards of approximately $9.7 million for federal purposes, a portion of which was generated in the current year and the remainder carried over from prior years. The federal research tax credit will start to expire in 2019 and will continue to expire through 2038. We also have research tax credit carryforwards of approximately $14.8 million for state purposes and $0.6 million for foreign purposes, which do not expire. We have $15.3 million of foreign tax credit carryforwards which will begin to expire in 2019 and will continue to expire through 2027. Under the provisions of the Internal Revenue Code, substantial ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually in the future to offset taxable income. In addition, for losses generated after December 31, 2017, the Tax Act modified the maximum deduction of net operating loss, eliminated carryback, and provided an indefinite carryforward.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. The new provisions in the Tax Act resulted in a valuation allowance recorded against our federal tax credits based on currently available information and interpretations.

Tax Effect from Stock Options

On January 1, 2017, we adopted Accounting Standards Update No. 2016-09 (“ASU 2016-09”), which requires any excess tax benefit or shortfalls to be recorded in the Consolidated Statement of Operations. The net tax benefit from our employee stock option plan as of December 31, 2018 was $2.6 million. The excess tax benefit from our employee stock option plan as of December 31, 2017 was $5.5 million.

Liquidity and Capital Resources

	December 31,
(in thousands, except for percentages)	2018	2017	2016
Cash and cash equivalents	$113,625	$138,260	$65,626
Short-term investments	40,739	62,432	47,379
Total cash, cash equivalents and short-term investments	$154,364	$200,692	$113,005
Percentage of total assets	12%	18%	10%

	Years Ended December 31,
	2018	2017	2016
Net cash from operating activities	$135,133	$147,265	$153,860
Net cash from investing activities	$11,432	$(18,844)	$(592,396)
Net cash from financing activities	$(171,200)	$(55,787)	$481,563

Our primary sources of liquidity and capital resources are our operating profits and our investment portfolio. Cash, cash equivalents and short-term investments were $154.4 million at December 31, 2018, a decrease of $46.3 million from $200.7 million at December 31, 2017. Cash and cash equivalents were $113.6 million at December 31, 2018, a decrease of $24.7 million from $138.3 million at December 31, 2017. These decreases resulted primarily from $100.0 million in voluntary pay-down of debt principal, $39.2 million in dividends paid and $44.8 million in repurchases of common stock. This decrease was partially offset by $135.1 million in cash from operations and by $13.2 million in proceeds from the exercise of stock options and employee stock purchases.

Cash flows provided by operations were $135.1 million for the year ended December 31, 2018, primarily due to the net loss of $1.8 million being adjusted for the non-cash items of depreciation of $6.7 million, amortization of intangible assets of $108.5 million, stock-based compensation expense of $31.0 million, and $2.7 million in amortization of total debt issuance costs. These increases were partially offset by a reduction of $15.6 million in deferred income taxes.

Cash flows provided by operations were $147.3 million for the year ended December 31, 2017, primarily due to our net loss of $56.6 million being adjusted for non-cash items of depreciation of $7.2 million, amortization of intangible assets of $111.9 million, stock-based compensation expense of $33.5 million and $65.7 million in changes in operating assets and liabilities. These increases were partially offset by $18.3 million in deferred income taxes.

Cash flows provided by operations were $12.1 million lower for 2018 as compared to 2017, in spite of an increase in billings of $24.9 million. The primary causes of the reduction in operating cash flows were a net unfavorable change in accounts payable and accruals of $26.2 million, which was primarily related to DTS acquisition retention bonuses of $18.0 million that were accrued in 2017 and subsequently paid in 2018, and a net unfavorable change in accounts receivable of $10.8 million for 2018 as compared to 2017. The net unfavorable receivable increase was due to higher billings issued near the end of December 2018 and certain delayed payments that are expected to be collected during the first quarter of 2019.

Cash flows provided by operations were $153.9 million for the year ended December 31, 2016, primarily due to our net income of $56.1 million being adjusted for non-cash items of amortization of intangible assets of $31.9 million, stock-based compensation expense of $21.1 million, and $30.6 million in changes in operating assets and liabilities.

Net cash provided by investing activities was $11.4 million for the year ended December 31, 2018, primarily related to maturities and sales of securities of $39.5 million, partially offset by purchases of securities of $20.1 million, purchases of intangible assets of $4.1 million and capital expenditures of $3.3 million.

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

Net cash used in financing activities was $171.2 million for the year ended December 31, 2018 principally due to $100.0 million in voluntary pay-down of debt principal, $39.2 million in dividends paid and $44.8 million in repurchases of common stock, partially offset by $13.2 million in proceeds from the exercise of stock options and employee stock purchases stock purchase plans.

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

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of debt securities including corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, certificates of deposit and money market funds. We invest excess cash predominantly in high-quality investment grade debt securities with less than three years to maturity. Our marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Under Topic 321, we measure equity securities with readily determinable market value at fair value and recognize any changes in fair value in net income (loss). We recorded losses of approximately $2.2 million on this investment in 2018.

We evaluate our debt securities periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of those investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the years ended December 31, 2018, 2017 and 2016, no impairment charges were recorded with respect to our investments in debt securities.

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

At December 31, 2018, $494.0 million was outstanding under this loan facility with an interest rate, including amortization of debt issuance costs, of 5.1%. Interest is payable monthly. As the $100.0 million prepayment of debt principal we made in January 2018 exceeded the minimum principal payment requirements, we expect to have no further principal payment requirements until maturity of the loan, subject to our expected achievement of a net leverage ratio, as defined in the loan agreement, below 2.0 at the end of each fiscal year end. Because the interest rate on the loan facility is variable, we are subject to variations in our cash flows based on changes in market interest rate.

In August 2007, our Board of Directors (the “Board”) authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200 million in future repurchases under the plan, and as of December 31, 2018, the total amount available for repurchase under the plan was $101.4 million. No expiration has been specified for this plan. Since the inception of the plan, and through December 31, 2018, we have repurchased approximately 13.3 million shares of common stock at a total cost of $348.6 million at an average price of $26.25. We plan to continue to execute authorized repurchases from time to time under the plan.

In both 2018 and 2017, we paid quarterly dividends of $0.20 per share in each of March, June, September and December. In 2016, we paid quarterly dividends of $0.20 per share in each of March, June, September and November.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Debt (1)	$494,000	$—	$—	$494,000	$—
Operating lease obligations	$24,781	$6,341	$8,733	$6,189	$3,518

(1) Under our debt agreement, our debt bears a variable interest rate. See “Note 10 – Debt” for additional detail.

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

As of December 31, 2018, we had accrued $15.5 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions and accrued approximately $0.9 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. As a result, this amount is not included in the table above.

Under certain contractual agreements, we may be obligated to pay up to approximately $7.7 million over an estimated period of approximately four years if certain milestones are achieved.

See “Note 15 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

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

We believe the following accounting policies and estimates are most critical to the understanding of our consolidated financial statements. See “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Revenue” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.

Revenue recognition

Our revenue is generated primarily from royalty and license fees. Revenue is recognized upon transfer of control of promised products, services or intellectual property and technologies (“IP”) rights to customers in an amount that reflects the consideration that we expect to receive in exchange for those products, services or licensing of the IP rights.

Certain licensees have entered into fixed fee or minimum guarantee arrangements, whereby licensees pay a fixed fee for the right to incorporate our technology in the licensee’s products over the license term. In arrangements with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. For both fixed fee and minimum guarantee agreements, we recognize the full fixed fee as revenue at the beginning of the license term, when the licensee has the right to use the IP and begins to benefit from the license.

If the contract term of a fixed fee or minimum guarantee arrangement is longer than one year, we also consider the scheduled payment arrangements to determine whether a financing component exists. In general, if the payment arrangements extend beyond the initial twelve months of the contract, we treat a portion of the payments as a financing component. The discount rate used for each arrangement reflects the rate that would be used in a separate financing transaction between us and the licensee at contract inception and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, we recognize a portion of the financing component through interest income.

For certain licensees, royalty revenue is generated based on a licensee’s production or shipment of licensed products incorporating our IP, technologies or software. Licensees with a per-unit arrangement pay a per-unit royalty for each product manufactured or sold, as set forth in its license agreement. Licensees generally report manufacturing or sales information in the quarter subsequent to when such activity takes place. Under Topic 606, we estimate the royalties earned each quarter based on our forecast of manufacturing and sales activity incurred by our licensees in that quarter. Any differences between actual royalties owed by a licensee and our quarterly estimates are recognized in the following quarter, when the licensee’s royalty report is received. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires us to make significant assumptions and judgments that could have a material impact on the amount of revenue we report on a quarterly basis.

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

Stock-based compensation expense

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the options, stock price volatility, dividends and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on our stock’s market-based historical volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and canceled. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period. See “Note 13 - Stock-Based Compensation Expense” of the Notes to Consolidated Financial Statements for additional detail.

Valuation of investments

Our investments consist primarily of marketable debt securities (municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit and marketable equity securities (money market funds and common equities of publicly traded companies). We invest excess cash predominantly in high-quality investment grade marketable debt securities with less than three years to maturity.

Our marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains and losses, unrealized losses and declines in value determined to be other-than-temporary, if any, on available-for-sale securities are generally reported in other income and expense, net. The fair values for our securities are determined based on quoted market prices as of the valuation date, observable prices for similar assets and, in the event that observable prices for similar assets are not available, externally provided pricing models, discounted cash flow methodologies or other similar techniques. The determination of fair value when quoted market prices are not available requires significant judgment and estimation. In addition, we evaluate the debt securities periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to hold, and whether we will not be required to sell the security before its anticipated recovery, on a more-likely-than-not basis. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and may result in other-than-temporary decline in value which could have an adverse impact on our results of operations.

Our equity securities are measured at fair value with unrealized gains and losses recognized in other income and expense, net, on the Consolidated Statement of Operations.

Business combinations

The fair value valuation of assets acquired and liabilities assumed in a business combination under ASC 805 requires management to make significant estimates and assumptions. Critical estimates in determining the fair value of certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, and acquired developed technologies and patents; expected costs to develop in-process research and development (IPR&D) into commercially viable products and estimating cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. For additional information, refer to “Note 8 -- Business Combinations” of the Notes to Consolidated Financial Statements.

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

We account for uncertain tax positions in accordance with authoritative guidance related to income taxes.  The calculation of our unrecognized tax benefits involves dealing with uncertainties in the application of complex tax regulations. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. We record unrecognized tax benefits for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax liabilities are more-likely-than-not assuming the tax authorities have full knowledge of all relevant information. If we ultimately determine that the tax liabilities are unnecessary, we reverse the liabilities and recognize a tax benefit during the period in which it occurs. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the completion of an examination by the relevant tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded unrecognized tax benefits are less than the expected ultimate settlement.

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2018, 2017 and 2016, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See “Note 14 - Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

Recent Accounting Pronouncements

See “Note 3 – Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, which are subject to risks including:

Interest Rate Risk

Our interest rate risk relates primarily to interest expense on our debt and interest income from investments. As of December 31, 2018, a one percentage point change in interest rates on our debt throughout a one-year period would have an annual effect of approximately $5.0 million on our income before income taxes. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments were, and may in the future be, in short-term marketable securities, U.S. government securities and corporate bonds. As of December 31, 2018, a one percentage point change in interest rates for our cash and investments throughout a one-year period would have an annual effect of approximately $1.5 million on our income before income taxes.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. In the third quarter of 2018, we purchased equity of Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange, which further subjects us to significant risks associated with individual securities. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable debt securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit, are classified as available-for-sale securities with fair values of $37.3 million and $62.4 million as of December 31, 2018 and 2017, respectively. Unrealized losses, net of tax, on these investments were approximately $0.3 million and $0.3 million as of December 31, 2018 and 2017, respectively. In addition, unrealized loss on the Onkyo equity investment, which was recognized in other income and expense, net, on our Consolidated Statement of Operations, amounted to $2.2 million in fiscal 2018. We do not hold any derivatives, derivative commodity instruments or other similar financial instruments in our portfolio.

Bank Liquidity Risk

As of December 31, 2018, we have approximately $102.1 million of cash in operating accounts that are held with both domestic and international financial institutions, the majority held with domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the federal government. We have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Exchange Rate Risk

During the year ended December 31, 2018, we derived approximately 87% of our revenue from sales outside the U.S. and we maintain research and development, sales, marketing, and business development offices in many foreign countries. Our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks from our international operations are mitigated in part by the extent to which our revenue is denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. Revenue denominated in foreign currencies was not material during 2018. On the other hand, we have a greater amount of foreign currency risk on certain operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. In fiscal 2018, approximately $44.0 million operating expenses for our foreign subsidiaries were denominated in foreign currencies; as such a 10% fluctuation in exchange rates would impact our business by approximately $4.5 million.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2018, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was immaterial to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Our consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations, equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2018 are set forth in this Annual Report at Item 15(a)(1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2018 and 2017.

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

	Three Months Ended (1)
	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
	(in thousands, except per share amounts)
Revenue:
Royalty and license fees	$67,255	$91,322	$88,508	$126,647	$65,532	$63,954	$72,365	$204,282
Total Revenue	67,255	91,322	88,508	126,647	65,532	63,954	72,365	204,282
Operating expenses:
Cost of revenue	1,400	1,303	1,667	1,938	2,324	2,080	5,003	3,884
Research, development and other related costs	26,012	26,313	25,840	27,684	26,515	25,170	24,189	30,532
Selling, general and administrative	41,205	33,003	33,995	36,446	34,702	30,476	28,084	34,645
Amortization expense	28,555	28,151	27,769	27,455	27,166	27,199	27,208	26,877
Litigation expense	9,978	8,226	9,163	9,129	7,316	6,635	7,642	4,506
Total operating expenses	107,150	96,996	98,434	102,652	98,023	91,560	92,126	100,444
Operating income (loss)	(39,895)	(5,674)	(9,926)	23,995	(32,491)	(27,606)	(19,761)	103,838
Interest expense	(6,459)	(7,046)	(7,371)	(7,416)	(6,318)	(6,200)	(6,343)	(6,804)
Other income and expense, net	46	220	739	444	3,154	2,229	1,737	1,475
Income (loss) before taxes	(46,308)	(12,500)	(16,558)	17,023	(35,655)	(31,577)	(24,367)	98,509
Provision for (benefit from) income taxes	(35,279)	26,557	(4,442)	11,379	(2,638)	(3,321)	(2,591)	17,223
Net income (loss)	$(11,029)	$(39,057)	$(12,116)	$5,644	$(33,017)	$(28,256)	$(21,776)	$81,286
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,474)
Net income (loss) attributable to Xperi	$(11,029)	$(39,057)	$(12,116)	$5,644	$(33,017)	$(28,256)	$(21,776)	$82,760
Income (loss) per share attributable to Xperi:
Basic	$(0.22)	$(0.79)	$(0.24)	$0.11	$(0.67)	$(0.58)	$(0.44)	$1.71
Diluted	$(0.22)	$(0.79)	$(0.24)	$0.11	$(0.67)	$(0.58)	$(0.44)	$1.70
Cash dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20
Weighted average number of shares used in per share calculations-basic	49,139	49,475	49,469	49,217	49,302	49,060	48,958	48,445
Weighted average number of shares used in per share calculations-diluted	49,139	49,475	49,469	49,638	49,302	49,060	48,958	48,559

(1) The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Other Supplementary Data

The following tables present our quarterly unaudited non-GAAP financial measures for the eight quarters in the periods ended December 31, 2018 and 2017. The non-GAAP financial measures adjust for non-cash acquired intangibles, amortization charges, merger-related costs, all forms of stock-based compensation expense, restructuring, impairment of long-lived assets, interest income from significant financing components under Topic 606 and unrealized gains or losses on marketable equity securities. We believe that the non-GAAP measures used in this report provide investors with important perspectives into our ongoing business performance. Our management uses these non-GAAP financial measures when evaluating our operating performance. The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Three Months Ended
	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
	(in thousands)
GAAP operating expenses	$107,150	$96,996	$98,434	$102,652	$98,023	$91,560	$92,126	$100,444
Adjustments to non-GAAP operating expenses:
Stock-based compensation expense:
Research, development and other related costs	(2,697)	(3,437)	(3,290)	(3,853)	(3,094)	(3,344)	(3,252)	(3,478)
Selling, general and administrative	(4,364)	(5,087)	(5,086)	(5,648)	(4,314)	(3,875)	(4,201)	(5,453)
Amortization of acquired intangibles	(28,555)	(28,151)	(27,769)	(27,455)	(27,166)	(27,199)	(27,208)	(26,877)
M&A transaction costs	(1,871)	34	—	—	—	—	—	—
Severance from DTS acquisition:
Research, development and other related costs	(49)	(175)	—	(510)	—	—	—	—
Selling, general and administrative	(481)	193	—	(350)	—	—	—	—
Post acquisition retention bonus to DTS employees:
Research, development and other related costs	(869)	(785)	(838)	(883)	(41)	(18)	—	—
Selling, general and administrative	(2,753)	(2,781)	(2,809)	(2,785)	(1,439)	(1,013)	—	—
Non-GAAP operating expenses	$65,511	$56,807	$58,642	$61,168	$61,969	$56,111	$57,465	$64,636

	Three Months Ended
	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
	(in thousands)
GAAP other income and expense, net	$46	$220	$739	$444	$3,154	$2,229	$1,737	$1,475
Adjustments to non-GAAP other income and expense, net:
Interest income from significant financing components under Topic 606	—	—	—	—	(2,151)	(2,148)	(1,576)	(1,797)
Unrealized loss on marketable equity securities	—	—	—	—	—	—	566	1,651
Non-GAAP other income and expense, net	$46	$220	$739	$444	$1,003	$81	$727	$1,329

Additional Financial Data

The following table presents our total billings (in thousands):

	Three Months Ended
	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
Total Billings	$99,672	$107,287	$85,308	$130,209	$104,268	$100,694	$100,587	$141,798

We define billings as amounts in an accounting period invoiced to customers, less any credits issued to or paid to customers, plus amounts due under certain licensing-related contractual arrangements that may not be subject to an invoice. Management evaluates the Company’s financial performance in part based on billings due to the close alignment between billings and cash receipts from licensing activity, and believes billings is an important metric to provide to readers of our financial results. Billings may vary materially from revenue recorded under U.S. GAAP.

The following table presents our cash tax payments (in thousands):

	Three Months Ended
	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
Cash Tax Payments	$3,040	$4,169	$4,405	$4,064	$3,963	$4,343	$4,462	$10,911

Cash tax payments are defined as total income taxes paid, net of refunds, and are derived from supplemental cash flow disclosure information appearing on the Consolidated Statements of Cash Flows.

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

Evaluation of Controls and Procedures

Xperi Corporation maintains disclosure controls and procedures that are designed to ensure information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Xperi Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, utilizing the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Xperi Corporation’s management, we determined that Xperi Corporation’s internal control over financial reporting was effective as of December 31, 2018. The effectiveness of Xperi Corporation’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, Xperi Corporation’s independent registered public accounting firm, as stated in their attestation report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

Page Number

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Cash Flows	F-3
Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Comprehensive Income (loss)	F-6

Consolidated Statements of Equity	F-7

Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedule

Valuation and Qualifying Accounts

(3) Exhibits

The exhibits listed on the Exhibit Index preceding the signature page to this Annual Report are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Xperi Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Xperi Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 20, 2019

We have served as the Company’s auditor since 1999.

XPERI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,763)	$(56,558)	$56,089
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment	6,676	7,201	2,260
Amortization of intangible assets	108,450	111,930	31,870
Stock-based compensation expense	31,011	33,462	21,101
Deferred income tax	(15,578)	(18,294)	7,694
Amortization of debt issuance costs and other	2,688	3,046	4,273
Unrealized loss on marketable equity securities	2,217	—	—
Bad debt expense	417	2,404	—
Patents acquired through settlement agreements	—	(1,664)	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(14,381)	(3,551)	13,957
Unbilled contracts receivable, net	25,503	48,168	—
Other assets	(950)	3,458	18,067
Accounts payable	(1,469)	(3,298)	1,709
Accrued legal fees	(4,563)	(22)	4,884
Accrued and other liabilities	(4,352)	19,192	(1,573)
Deferred revenue	1,227	1,791	(6,471)
Net cash from operating activities	135,133	147,265	153,860
Cash flows from investing activities:
Purchases of property and equipment	(3,338)	(3,323)	(3,794)
Proceeds from sale of property and equipment	—	235	—
Purchases of short-term investments	(20,095)	(33,102)	(161,595)
Proceeds from sales of short-term investments	8,540	1,035	299,524
Proceeds from maturities of short-term investments	30,925	16,487	171,255
Acquisition of business, net of cash acquired	(500)	—	(888,204)
Purchases of intangible assets	(4,100)	(176)	(9,582)
Net cash from investing activities	11,432	(18,844)	(592,396)
Cash flows from financing activities:
Proceeds from debt, net	—	—	583,039
Repayment of debt	(100,000)	(6,000)	—
Contingent consideration payments after acquisition	(419)	—	—
Dividend paid	(39,187)	(39,509)	(39,158)
Proceeds from exercise of stock options	8,008	4,873	6,285
Proceeds from employee stock purchase program	5,196	4,132	1,998
Repurchases of common stock	(44,798)	(19,283)	(70,601)
Net cash from financing activities	(171,200)	(55,787)	481,563
Net increase (decrease) in cash and cash equivalents	(24,635)	72,634	43,027
Cash and cash equivalents at beginning of period	138,260	65,626	22,599
Cash and cash equivalents at end of period	$113,625	$138,260	$65,626

Supplemental disclosure of cash flow information:
Interest paid	$23,134	$28,068	$—
Income taxes paid, net of refunds	$23,679	$15,678	$7,676

Supplemental disclosure of non-cash investing activities:
Fair value of unvested DTS equity awards assumed relating to pre-acquisition services	$—	$—	$13,124

The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$113,625	$138,260
Short-term investments	40,739	62,432
Accounts receivable, net of allowance for doubtful accounts of $779 and $1,181, respectively	30,294	17,010
Unbilled contracts receivable	195,436	10,866
Other current assets	17,434	16,949
Total current assets	397,528	245,517
Long-term unbilled contracts receivable	86,280	2,930
Property and equipment, net	31,037	34,442
Intangible assets, net	327,720	431,789
Long-term deferred tax assets	3,677	5,156
Goodwill	385,784	385,574
Other assets	3,081	4,616
Total assets	$1,235,107	$1,110,024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,764	$4,233
Accrued legal fees	2,920	7,483
Accrued liabilities	45,336	47,969
Current portion of long-term debt	—	34,451
Deferred revenue	3,130	2,686
Total current liabilities	54,150	96,822
Long-term deferred tax liabilities	64,994	15,085
Long-term debt, net	482,193	545,211
Other long-term liabilities	15,623	17,330
Total liabilities	616,960	674,448
Commitments and contingencies (Note 15)
Xperi stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 62,212 and 60,608 shares issued, respectively, and 48,408 and 49,103 shares outstanding, respectively	62	60
Additional paid-in capital	730,695	686,660
Treasury stock at cost; 13,804 and 11,505 shares of common stock at each period end, respectively	(364,195)	(319,397)
Accumulated other comprehensive loss	(328)	(303)
Retained earnings	253,208	68,556
Total Xperi stockholders’ equity	619,442	435,576
Noncontrolling interest	(1,295)	—
Total equity	618,147	435,576
Total liabilities and equity	$1,235,107	$1,110,024

The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue:
Royalty and license fees	$406,133	$373,732	$259,565
Total revenue	406,133	373,732	259,565
Operating expenses:
Cost of revenue	13,291	6,308	551
Research, development and other related costs	106,406	105,849	44,738
Selling, general and administrative	127,907	144,649	72,065
Amortization expense	108,450	111,930	31,870
Litigation expense, net of settlement	26,099	36,496	20,953
Total operating expenses	382,153	405,232	170,177
Operating income (loss)	23,980	(31,500)	89,388
Interest expense	(25,665)	(28,292)	(2,409)
Other income and expense, net	8,595	1,449	3,736
Income (loss) before taxes	6,910	(58,343)	90,715
Provision for (benefit from) income taxes	8,673	(1,785)	34,626
Net income (loss)	$(1,763)	$(56,558)	$56,089
Less: Net income (loss) attributable to noncontrolling interest	(1,474)	—	—
Net income (loss) attributable to Xperi	$(289)	$(56,558)	$56,089
Income (loss) per share attributable to Xperi:
Basic	$(0.01)	$(1.15)	$1.14
Diluted	$(0.01)	$(1.15)	$1.12
Cash dividends declared per share	$0.80	$0.80	$0.80
Weighted average number of shares used in per share calculations-basic	48,823	49,251	49,187
Weighted average number of shares used in per share calculations-diluted	48,823	49,251	50,190

The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$(1,763)	$(56,558)	$56,089
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax	(25)	(155)	1,289
Other comprehensive income (loss)	(25)	(155)	1,289
Comprehensive income (loss)	(1,788)	(56,713)	57,378
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1,474)	—	—
Comprehensive income (loss) attributable to Xperi	$(314)	$(56,713)	$57,378

The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Total Xperi Stockholders' Equity
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at December 31, 2015	50,294	$58	$599,186	8,398	$(229,513)	$(1,437)	$146,863	$—	$515,157
Net income	—	—	—	—	—	—	56,089	—	56,089
Other comprehensive income	—	—	—	—	—	1,289	—	—	1,289
Cash dividends paid on common stock	—	—	—	—	—	—	(39,158)	—	(39,158)
Issuance of common stock in connection with exercise of stock options	350	—	6,285	—	—	—	—	—	6,285
Issuance of common stock in connection with employee common stock purchase plan	89	—	1,998	—	—	—	—	—	1,998
Issuance of restricted stock, net of shares canceled	465	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(91)	—	—	91	(2,900)	—	—	—	(2,900)
Repurchases of common stock	(2,253)	—	—	2,253	(67,701)	—	—	—	(67,701)
Stock-based compensation expense	—	—	21,101	—	—	—	—	—	21,101
Fair value of partially vested equity awards assumed in connection with the acquisition of DTS	—	—	13,124	—	—	—	—	—	13,124
Tax effect from employee stock option plan	—	—	2,500	—	—	—	—	—	2,500
Balance at December 31, 2016	48,854	$59	$644,194	10,742	$(300,114)	$(148)	$163,794	$—	$507,785
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	—	—	829	—	829
Net loss	—	—	—	—	—	—	(56,558)	—	(56,558)
Other comprehensive loss	—	—	—	—	—	(155)	—	—	(155)
Cash dividends paid on common stock	—	—	—	—	—	—	(39,509)	—	(39,509)
Issuance of common stock in connection with exercise of stock options	180	—	4,872	—	—	—	—	—	4,872
Issuance of common stock in connection with employee common stock purchase plan	164	—	4,132	—	—	—	—	—	4,132
Issuance of restricted stock, net of shares canceled	668	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(109)	—	—	109	(3,944)	—	—	—	(3,944)
Repurchases of common stock	(654)	—	—	654	(15,339)	—	—	—	(15,339)
Stock-based compensation expense	—	—	33,462	—	—	—	—	—	33,462
Balance at December 31, 2017	49,103	$60	$686,660	11,505	$(319,397)	$(303)	$68,556	$—	$435,576
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	—	224,128	—	224,128
Issuance of subsidiary shares to noncontrolling interest	—	—	(179)	—	—	—	—	179	—
Net loss	—	—	—	—	—	—	(289)	(1,474)	(1,763)
Other comprehensive loss	—	—	—	—	—	(25)	—	—	(25)
Cash dividends paid on common stock	—	—	—	—	—	—	(39,187)	—	(39,187)
Issuance of common stock in connection with exercise of stock options	427	1	8,007	—	—	—	—	—	8,008
Issuance of common stock in connection with employee common stock purchase plan	306	—	5,196	—	—	—	—	—	5,196
Issuance of restricted stock, net of shares canceled	871	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(162)	—	—	162	(3,429)	—	—	—	(3,429)
Repurchases of common stock	(2,137)	—	—	2,137	(41,369)	—	—	—	(41,369)
Stock-based compensation expense	—	—	31,011	—	—	—	—	—	31,011
Balance at December 31, 2018	48,408	$62	$730,695	13,804	$(364,195)	$(328)	$253,208	$(1,295)	$618,147

The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Xperi Corporation (the “Company”) licenses its innovative products, technologies and inventions to global electronics companies which, in turn, integrate the technologies into their own consumer electronics and semiconductor products. The Company’s technologies and inventions are widely adopted and used every day by millions of people. The Company’s audio technologies have shipped in billions of devices for the home, mobile and automotive markets. The Company’s imaging technologies are embedded in more than 25% of smartphones on the market today. The Company's semiconductor packaging and interconnect technologies have been licensed to more than 100 customers and have shipped in over 100 billion semiconductor chips.

The Company completed the acquisition of DTS, Inc. (“DTS”), a publicly-traded developer of sound-based technologies, in December 2016. At the time of the acquisition, Tessera Technologies, Inc. and DTS were combined under the newly-formed Tessera Holding Corporation. During the first quarter of 2017, the Company introduced its new corporate name, Xperi Corporation, launched a new corporate logo, and began trading under a new stock symbol XPER.

The consolidated financial statements include the accounts of Xperi Corporation, its wholly owned subsidiaries, and a majority-owned subsidiary. In the fourth quarter of fiscal 2018, the Company formed and funded a new research entity. The Company owns approximately 85% of the outstanding equity of this new entity and has consolidated the results of the entity in its consolidated financial statements beginning in the fourth quarter of fiscal 2018. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). All significant intercompany balances and transactions are eliminated in consolidation.

The Company’s fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting.

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the collectability of accounts receivable, the fair value measurements of goodwill, other intangible assets and investments, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits and the valuation and recognition of stock-based compensation expense, and business combinations, among others. Actual results experienced by the Company may differ from management’s estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Short-term Investments

The Company has investments in debt securities which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and in equity securities consisting of money market funds and common equity securities of publicly traded companies. The Company classifies all investments as current as the securities are available for use, if needed, for current operations.

Marketable Debt Securities

The Company classifies its debt securities as available-for-sale, which are accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive income or loss, net of tax, on the Consolidated Balance Sheets. The Company evaluates its debt securities periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the security until maturity on a more-likely-than-not basis. If the declines in the fair value of the investments are determined to be other-than-temporary, the Company reports the credit loss portion of such decline in other income and expense, net, and the remaining noncredit loss portion in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividend income and realized gains or losses are included in other income and expense, net.

Marketable Equity Securities

On January 1, 2018, the Company adopted ASU 2016-01 (Topic 321) which requires equity securities to be measured at fair value with unrealized gains and losses recognized in other income and expense, net, on the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. Short-term and long-term debt are carried at historical cost and are measured at fair value on a quarterly basis for disclosure purposes. See “Note 7 – Fair Value” for further information.

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

At December 31, 2018, the Company had two customers representing 17% and 11% of aggregate trade receivables, respectively. At December 31, 2017, the Company had three customers representing 17%, 11% and 10% of aggregate trade receivables, respectively.

The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Samsung Electronics, Co. Ltd.	38%	*	25%
SK hynix Inc.	12%	*	12%
Micron Technology, Inc.	*	11%	17%
Amkor Technologies, Inc.	*	10%	15%

* denotes less than 10% of total revenue.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectibility of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The allowance for doubtful accounts balance was $0.8 million and $1.2 million as of December 31, 2018 and December 31, 2017, respectively.

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

For additional information regarding the Company's acquisitions, refer to “Note 8 – Business Combinations.”

Revenue Recognition

The Company derives its revenue primarily from royalty and license fees for rights to use the Company’s intellectual property and technologies (“IP”). Revenue is recognized upon transfer of control of promised products, services or IP rights to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products, services or licensing of the IP rights. See “Note 4 – Revenue” for a detailed discussion on revenue and revenue recognition.

Indemnification

The Company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s technologies. In accordance with authoritative guidance for accounting for guarantees, the Company evaluates estimated losses for such indemnification. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and no liability has been recorded in the Company’s financial statements.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes, given the absence of any such payments in the Company’s history, and the estimated low probability of such payments in the future, that the estimated fair value of these indemnification agreements is immaterial. In addition, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover any payments, should they occur.

Research, Development and Other Related Costs

Research and development is conducted primarily in-house and targets development of audio and image enhancement technologies, chip-scale and multi-chip packaging, circuitry design, 3D-IC architectures, wafer-level packaging technology, bonding technologies and machine learning. Research, development and other related costs include expenses associated with applications engineering necessary to port and integrate the Company’s technologies and products on third party silicon and into end devices. These costs consist primarily of compensation and related costs for personnel, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, product “tear downs” and reverse engineering, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The Company also grants performance share units (PSUs) to employees or consultants. PSU awards will vest if certain employee-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each PSU award will convert into Xperi common stock at a defined ratio depending on the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the PSUs’ requisite service periods. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. See “Note 13 – Stock-based Compensation Expense” for additional detail.

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

The provision for income taxes was comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the provision for income taxes would fluctuate in the period of such change. See “Note 14 – Income Taxes” for additional detail.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See “Note 15 – Commitments and Contingencies,” for further information regarding the Company’s pending litigation.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets’ estimated useful lives:

Equipment, furniture and other	1 to 5 years
Leasehold improvements	Lesser of related lease term or 5 years
Building and improvements	Up to 30 years

Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred.

Foreign Currency Translation

The functional currency of substantially all of the Company’s subsidiaries is the U.S. dollar. Certain subsidiaries have monetary assets and liabilities that are denominated in a currency that is different than the functional currency. The gains and losses resulting from this remeasurement and translation of monetary assets denominated in a currency that is different than the functional currency are reflected in the determination of net income (loss).

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income. The Company adopted ASU 2016-01 on January 1, 2018 using the modified retrospective method, which did not have an impact on its consolidated financial statements as there were no unrealized gains or losses associated with marketable equity securities on the adoption date. Following the adoption of the standard, unrealized gains and losses on equity securities are recorded in other income and expense, net, on the Consolidated Statements of Operations. See “Note 6 – Financial Instruments” for further information.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted this standard as of January 1, 2018 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard as of January 1, 2018 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. Under the prior standard, licensing companies generally reported revenue from per-unit royalty based arrangements one quarter in arrears. Under the new guidance, the Company estimates per-unit royalty-based revenue prior to receiving customer royalty reports. The Company also expects the standard to have a significant impact on the timing of revenue recognition associated with its fixed fee and minimum guarantee arrangements, as a majority of such revenue which had previously been recognized over the license term is expected to be recognized at the inception of the license term. On January 1, 2018, the Company adopted the new standard using the modified retrospective method, under which the Company recorded a $224 million cumulative net of tax adjustment to the opening balance of retained earnings on January 1, 2018. The adjustment was determined by measuring the impact of the new standard on existing contracts that were not completed as of December 31, 2017. Prior period comparative information has not been restated and continues to be reported under Topic 605 in effect for those periods. This new standard had a material impact on the Company’s revenue and its consolidated statement of operations and balance sheet as of and for the year ended December 31, 2018, and is expected to have a material impact on an ongoing basis, with no impact on the timing of customer billings or on cash flows. See “Note 4 – Revenue” for further discussion.

The cumulative effect of the changes made to the Company's Consolidated Balance Sheet for the adoption of Topic 606 was as follows (in thousands):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Assets
Unbilled contracts receivable	$10,866	$188,760	$199,626
Other current assets	$16,949	$(2,000)	$14,949
Long-term unbilled contracts receivable	$2,930	$103,983	$106,913
Other assets	$9,772	$(2,446)	$7,326
Liabilities
Accrued liabilities	$47,969	$432	$48,401
Deferred revenue	$2,686	$(783)	$1,903
Long-term deferred tax liabilities	$15,085	$64,520	$79,605
Equity
Retained earnings	$68,556	$224,128	$292,684

The most significant impact from adopting Topic 606 was a substantial increase in unbilled contracts receivable, long-term deferred tax liabilities and retained earnings, which was driven primarily by applying the standard on fixed fee and minimum guarantee contracts that were not completed as of December 31, 2017, and secondarily by recording to retained earnings those royalties from customer shipments completed in the fourth quarter of 2017 and reported to the Company in the first quarter of 2018. The adoption of Topic 606 did not affect Company’s reported total amounts of cash flows from operating, investing and financing activities on the Consolidated Statements of Cash Flows for the year ended December 31, 2018.

Adoption of the new revenue standard had the following impact on the Company’s consolidated financial statements as compared to the comparable data under the previous accounting standards (in thousands, except per share amounts):

	Year Ended December 31, 2018
STATEMENT OF OPERATIONS	As Reported	Amounts under Topic 605	Effect of Change Higher/(lower)
Royalty and license fees	$406,133	$426,973	$(20,840)
Cost of revenue	13,291	8,610	4,681
Operating income	23,980	49,501	(25,521)
Other income and expense, net	8,595	923	7,672
Income before taxes	6,910	24,759	(17,849)
Provision for (benefit from) income taxes	8,673	(4,661)	13,334
Net income (loss)	(1,763)	29,420	(31,183)
Net income (loss) attributable to Xperi	$(289)	$30,894	$(31,183)
Basic/diluted net income (loss) per share attributable to Xperi	$(0.01)	$0.63	$(0.64)

	December 31, 2018
BALANCE SHEET	As Reported	Amounts under Topic 605	Effect of Change Higher/(lower)
Assets
Unbilled contracts receivable	$195,436	$753	$194,683
Other current assets	$17,434	$18,434	$(1,000)
Long-term unbilled contracts receivable	$86,280	$1,556	$84,724
Long-term deferred tax assets	$3,677	$20,288	$(16,611)
Liabilities
Accrued liabilities	$45,336	$39,249	$6,087
Deferred revenue	$3,130	$4,233	$(1,103)
Long-term deferred tax liabilities	$64,994	$1,127	$63,867
Equity
Retained earnings	$253,208	$60,263	$192,945

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for the Company beginning January 1, 2019.  The Company will adopt this new standard in the first quarter of fiscal 2019 using the optional transition method, under which the Company will apply the transition requirements to all leases that existed at December 31, 2018, with any residual effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. The Company has completed its review of leasing arrangements and currently expects to record between $16 million and $20 million of operating lease ROU assets and related lease liabilities as of January 1, 2019. The Company does not expect the adoption of the new standard will have a material impact on its consolidated Statements of Operations or cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting,” which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company will adopt this new standard in the first quarter of fiscal 2019 and does not expect that the adoption of the standard will have a material impact on its consolidated financial statements.

NOTE 4 – REVENUE

As discussed in Note 3, on January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not restated and continue to be reported in accordance with the historic accounting under Topic 605.

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

Certain licensees have entered into fixed fee or minimum guarantee arrangements, whereby licensees pay a fixed fee for the right to incorporate the Company’s technology in the licensee's products over the license term. In arrangements with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. In most cases, the customer pays the fixed license fee in specified installments over the license term. For both fixed fee and minimum guarantee agreements, the Company recognizes the full fixed fee as revenue at the beginning of the license term, when the licensee has the right to use the IP and begins to benefit from the license.

If the contract term of a fixed fee or minimum guarantee arrangement is longer than one year, the Company also considers the scheduled payment arrangements to determine whether a significant financing component exists. In general, if the payment arrangements extend beyond the initial twelve months of the contract, the Company treats a portion of the payments as a significant financing component. When the payments are expected to be received within one year or less, the Company does not adjust the promised amount of consideration for the effects of a financing component. The discount rate used for each arrangement reflects the rate that would be used in a separate financing transaction between the Company and the licensee at contract inception and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, the Company recognizes a portion of the financing component as interest income, reported as other income and expense in the Consolidated Statements of Operations.

For certain licensees, royalty revenues are generated based on a licensee’s production or shipment of licensed products incorporating the Company’s IP, technologies or software. Licensees with a per-unit arrangement pay a per-unit royalty for each product manufactured or sold, as set forth in its license agreement. Licensees generally report manufacturing or sales information in the quarter subsequent to when the production or shipment activity takes place. The Company estimates the royalties earned each quarter based on its forecast of manufacturing and sales activity incurred by its licensees in that quarter. Any differences between actual royalties owed by a licensee and the Company’s quarterly estimate are recognized in the following quarter, when the licensee’s royalty report is received. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires the Company to make significant assumptions and judgments that could have a material impact on the amount of revenue it reports on a quarterly basis.

The Company actively monitors and enforces its IP, including seeking appropriate compensation from customers that have under-reported royalties owed under a license agreement and from third parties that utilize the Company’s intellectual property without a license. As a result of these activities, the Company may, from time to time, recognize revenue from payments resulting from periodic compliance audits of licensees for underreporting royalties incurred in prior periods, as part of a settlement of a patent infringement dispute, or from legal judgments in a license dispute. These recoveries and settlements may cause revenue to be higher than expected during a particular reporting period and such recoveries may not occur in subsequent periods. The Company recognizes revenue from recoveries when a binding agreement has been executed and the Company concludes collection under that agreement is likely.

In some instances, the Company may enter into license agreements containing multiple performance obligations that include engineering services in addition to a technology or software license. For such arrangements where all components are capable of being distinct and accounted for as separate performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices ordinarily charged to customers, or in some cases by applying a reasonable cost-plus margin. The consideration for engineering services is recognized as the underlying performance obligations are satisfied. Generally, the Company satisfies performance obligations over time and therefore recognizes revenue over time by measuring the progress toward completion of the performance obligation at each reporting period.

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

Revenue is recognized gross of withholding taxes that are remitted directly by the Company’s licensees to a local tax authority.

For additional detail on the Company’s revenue disaggregated by geographic location, refer to “Note 16 - Segment and Geographic Information.”

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

Additional Disclosures Under Topic 606

The following table presents additional revenue and contract disclosures (in thousands):

	Years Ended December 31,
	2018	2017
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$2,347	$876
Performance obligations satisfied in previous periods (true ups and licensee reporting adjustments)*	$1,323	$5,091

*True ups represent the differences between the Company’s quarterly estimates of per unit royalty revenue and actual production/sales-based royalties reported by licensees in the following period. Licensee reporting adjustments represent corrections or revisions to previously reported per unit royalties by licensees, generally resulting from the Company’s inquiries or compliance audits.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under the Company’s engineering services contracts. The Company’s remaining revenue under contracts with performance obligations was as follows (in thousands):

	December 31,
	2018	2017
Revenue from contracts with performance obligations expected to be satisfied in:
One year or less	$3,080	$2,440
More than one year but less than two years	2,289	149
More than two years	—	240
Total	$5,369	$2,829

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

NOTE 5 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid income taxes	$6,768	$6,713
Prepaid expenses	8,293	6,655
Other	2,373	3,581
	$17,434	$16,949

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Equipment, furniture and other	$28,798	$26,029
Building and improvements	18,258	18,222
Land	5,300	5,300
Leasehold improvements	6,367	6,469
	58,723	56,020
Less: Accumulated depreciation and amortization	(27,686)	(21,578)
	$31,037	$34,442

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 amounted to $6.7 million, $7.2 million and $2.3 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Employee compensation and benefits	$26,858	$37,056
Third-party royalties	7,140	1,138
Accrued expenses	3,994	4,690
Other	7,344	5,085
	$45,336	$47,969

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2018	2017
Net unrealized loss on available-for-sale debt securities, net of tax	$(328)	$(303)
	$(328)	$(303)

Other income and expense, net, consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017
Interest income from significant financing components under Topic 606	$7,672	$—
Interest income from investments	1,074	1,071
Unrealized loss on marketable equity securities	(2,217)	—
Other income	2,066	378
	$8,595	$1,449

NOTE 6 – FINANCIAL INSTRUMENTS

The Company has investments in debt securities which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and in equity securities consisting of money market funds and common equity securities of a publicly traded Japanese company. The Company classifies its debt securities as available-for-sale, which are accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive income or loss, net of tax, on the Consolidated Balance Sheets.

Prior to January 1, 2018, the Company accounted for equity securities in the same manner as debt securities. Realized gains and losses on equity securities sold, if any, were recognized in other income and expense, net, on the Consolidated Statements of Operations.

On January 1, 2018, the Company adopted ASU 2016-01 (Topic 321) which requires equity securities to be measured at fair value and starting January 1, 2018 unrealized gains and losses are recognized in other income and expense, net, on the Consolidated Statements of Operations.

The following is a summary of marketable securities at December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$28,623	$—	$(275)	$28,348
Commercial paper	2,999	—	—	2,999
Treasury and agency notes and bills	6,000	—	(53)	5,947
Total debt securities	37,622	—	(328)	37,294
Money market funds	11,499	—	—	11,499
Marketable equity securities	5,662	—	(2,217)	3,445
Total equity securities	17,161	—	(2,217)	14,944
Total marketable securities	$54,783	$—	$(2,545)	$52,238
Reported in:
Cash and cash equivalents				$11,499
Short-term investments				40,739
Total marketable securities				$52,238

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$45,803	$—	$(230)	$45,573
Commercial paper	2,392	—	(2)	2,390
Treasury and agency notes and bills	6,000	—	(71)	5,929
Certificates of deposit	8,540	—	—	8,540
Total debt securities	62,735	—	(303)	62,432
Money market funds - equity securities	40,413	—	—	40,413
Total marketable securities	$103,148	$—	$(303)	$102,845
Reported in:
Cash and cash equivalents				$40,413
Short-term investments				62,432
Total marketable securities				$102,845

At December 31, 2018 and December 31, 2017, the Company had $154.4 million and $200.7 million, respectively, in cash, cash equivalents and short-term investments. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balance of $102.1 million and $97.8 million at December 31, 2018 and December 31, 2017, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2018, 2017 and 2016.

Unrealized losses on marketable debt securities were $0.3 million and $0.3 million, net of tax, as of December 31, 2018 and December 31, 2017, respectively. These amounts were related to temporary fluctuations in value of available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of December 31, 2018 because the Company has the intent and ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the years ended December 31, 2018, 2017 and 2016, respectively, the Company did not record any impairment charges related to its marketable securities.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at December 31, 2018 and 2017, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

December 31, 2018	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$5,488	$(2)	$22,860	$(273)	$28,348	$(275)
Treasury and agency notes and bills	—	—	5,947	(53)	5,947	(53)
Commercial paper	2,999	—	—	—	2,999	—
Total	$8,487	$(2)	$28,807	$(326)	$37,294	$(328)

December 31, 2017	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$30,811	$(189)	$14,762	$(41)	$45,573	$(230)
Treasury and agency notes and bills	—	—	5,929	(71)	5,929	(71)
Commercial paper	2,390	(2)	—	—	2,390	(2)
Total	$33,201	$(191)	$20,691	$(112)	$53,892	$(303)

The estimated fair value of marketable debt securities by contractual maturity at December 31, 2018 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$27,642
Due in one to two years	9,652
Due in two to three years	—
Total	$37,294

Equity Securities

There were no realized gains or losses on sales of equity securities during the years ended December 31, 2018, 2017 and 2016, respectively.

The Company had unrealized losses of $2.2 million on marketable equity securities during the year ended December 31, 2018, and none for the years ended December 31, 2017 and 2016, respectively.

On September 19, 2018, the Company purchased seven million common shares of Onkyo Corporation (“Onkyo”), a publicly traded Japanese company, pursuant to the Capital Alliance Agreement (“Agreement”) entered into between the two parties on September 3, 2018. Upon making the investment, the Company holds a 6.3% ownership interest in Onkyo and had one representative appointed to the board of directors of a subsidiary of Onkyo in November 2018. The Company also expects to have one representative appointed to serve on the board of directors of Onkyo effective with its next scheduled shareholders meeting in June 2019. The Agreement contemplates that the parties will negotiate a business alliance agreement aimed at collaborating on certain new product development within IOT, AI and wireless audio. Onkyo is a long-term customer of the Company.

NOTE 7 – FAIR VALUE

The Company follows the authoritative guidance fair value measurement and the fair value option for financial assets and financial liabilities. The Company carries its financial instruments at fair value with the exception of its long-term debt. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2017 and December 31, 2018.

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of December 31, 2018 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$11,499	$11,499	$—	$—
Marketable equity securities (2)	3,445	3,445	—	—
Commercial paper - debt securities (2)	2,999	—	2,999	—
Corporate bonds and notes - debt securities (2)	28,348	—	28,348	—
Treasury and agency notes and bills - debt securities (2)	5,947	—	5,947	—
Total Assets	$52,238	$14,944	$37,294	$—

The following footnotes indicate where the noted items were recorded in the Consolidated Balance Sheet at December 31, 2018:

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

(2) Reported as short-term investments.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s long-term debt is carried at historical cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$482,193	$450,083	$579,662	$585,362
(1)

Carrying amounts of long-term debt are net of unamortized debt issuance costs of $11.8 million and $14.3 million as of December 31, 2018 and December 31, 2017, respectively. See “Note 10 – Debt” for additional information.

The Company’s long-term debt, net, is classified within Level 2. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Assets held for sale	Other
Balance at December 31, 2016	$—	$4,280	(1)
Assets transferred	—	—
Assets sold	—	—
Assets received	—	1,664	(2)
Balance at December 31, 2017	$—	$5,944
Assets transferred	—	—
Assets sold	—	—
Assets received	—	—
Balance at December 31, 2018	$—	$5,944	(3)

(1) This amount represents the value of the patents that were received as part of licensing settlements with customers in fiscal 2014. These assets were valued during the same year using a cost methodology based on an arms-length purchase price of bulk patent assets, with adjustments based on limited pick rights, the total available market, and remaining average patent life.

(2) This amount represents the value of patents received as part of a licensing settlement with a customer. These assets were valued using a cost methodology based on prior arms-length patent purchases by both the company and other third party acquirers.

(3) The accumulated amortization associated with the patents was $3.3 million and $2.3 million as of December 31, 2018 and 2017, respectively.

NOTE 8 - BUSINESS COMBINATIONS

DTS, Inc.

On December 1, 2016, the Company completed its acquisition of DTS for approximately $955 million, net of $53.4 million in cash acquired. DTS is a premier audio technology solutions provider for high-definition entertainment experiences. The transaction combined DTS’s advanced audio technologies with the Company’s existing complementary products, technologies, customer channels and intellectual property assets to enable the creation of an expanded, integrated platform to invent the future of smart sight and sound.

NOTE 9 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

In 2018, the Company assessed goodwill impairment for its segments by performing a qualitative assessment. No impairment of goodwill was indicated as the Company concluded that it was more likely than not that the fair value of its reporting units exceeded its carrying amount. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment testing performed in the fourth quarter of the year ended December 31, 2018.

The changes to the carrying value of goodwill from January 1, 2017 through December 31, 2018 are reflected below (in thousands):

December 31, 2016	$382,963
Purchase price adjustment related to the acquisition of DTS	2,611
December 31, 2017	$385,574
Goodwill acquired through a business acquisition	210	(1)
December 31, 2018	$385,784	(2)

(1) Related to the acquisition of an emerging technology company in May 2018.

(2) Of this amount, approximately $378.1 million is allocated to the Company’s Product Licensing reporting segment and approximately $7.7 million is allocated to its Semiconductor and IP Licensing reporting segment.

Identified intangible assets consisted of the following (in thousands):

		December 31, 2018			December 31, 2017
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$146,684	$(128,691)	$17,993	$142,584	$(113,349)	$29,235
Existing technology	5-10	206,878	(96,089)	110,789	204,394	(61,518)	142,876
Customer contracts and related relationships	3-9	291,769	(121,831)	169,938	291,769	(68,267)	223,502
Trademarks/trade name	4-10	40,083	(11,083)	29,000	40,083	(6,111)	33,972
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total amortizable intangible assets		687,645	(359,925)	327,720	681,061	(251,476)	429,585
In-Process R&D		—	—	—	2,204	—	2,204
Total intangible assets		$687,645	$(359,925)	$327,720	$683,265	$(251,476)	$431,789

Amortization expense for the years ended December 31, 2018, 2017, and 2016 amounted to $108.5 million, $111.9 million and $31.9 million, respectively.  As of December 31, 2018, the estimated future amortization expense of intangible assets is as follows (in thousands):

2019	$99,945
2020	88,231
2021	80,522
2022	32,082
2023	21,203
Thereafter	5,737
$327,720

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

The Company’s obligations under the Credit Agreement, as amended by the Amendment, continue to be guaranteed by substantially all of the Company’s subsidiaries, and secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Company was in compliance with all requirements during the year ended December 31, 2018.

All lenders of the Term B Loan Facility participated in the Amendment and the changes in terms were not considered substantial. Accordingly, the repricing event was accounted for as a debt modification. The Company elected to continue to defer the unamortized debt issuance costs related to the partial pay-down of the debt as the prepayment was factored into the terms agreed to on the debt.

At December 31, 2018, $494.0 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 5.1%. Interest is payable monthly. There were also $11.8 million of unamortized debt issuance costs recorded as a reduction of the long-term portion of the debt. At December 31, 2017, $594 million was outstanding with unamortized debt issuance costs amounting to $14.3 million. Interest expense was $25.7 million and $28.3 million for the years ended December 31, 2018 and 2017, respectively. Amortized debt issuance costs, which were included in interest expense, amounted to $2.5 million and $2.4 million for the years ended December 31, 2018 and 2017, respectively. Other than the voluntary prepayment of $100.0 million in January 2018, there were no other debt principal payments in 2018 as the prepayment exceeded the minimum principal payment requirements. Total debt principal payments were $6.0 million in 2017.

As of December 31, 2018, future minimum principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

2019	$—
2020	—
2021	—
2022	—
2023	494,000
Total	$494,000

Additional payments of debt principal must be made in the event of certain working capital conditions as outlined in the Credit Agreement. There are no penalties for these payments. There were no such additional payments made during the years ended December 31, 2018 and 2017, respectively.

NOTE 11 – NET INCOME (LOSS) PER SHARE

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (“RSUs”). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2018, 2017 and 2016.

The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2018	2017	2016
Denominator:
Weighted average common shares outstanding	48,823	49,253	49,203
Unvested common shares subject to repurchase	—	(2)	(16)
Total common shares-basic	48,823	49,251	49,187
Effect of dilutive securities:
Options	—	—	357
Restricted stock awards and units	—	—	646
Total common shares-diluted	48,823	49,251	50,190

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

For each of the years ended December 31, 2018 and 2017, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 2.9 million and 3.0 million shares subject to stock options and restricted stock awards and units were excluded for the years ended December 31, 2018 and 2017, respectively, from the computation of diluted net loss per share because including them would have been anti-dilutive.

For the year ended December 31, 2016, in the calculation of net income per share, 0.7 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 12 – SHAREHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors.  As of December 31, 2018, the total amount authorized for repurchases is $450.0 million. As of December 31, 2018, the Company had repurchased a total of approximately 13,279,000 shares of common stock, since inception of the plan, at an average price of $26.25 per share for a total cost of $348.6 million. As of December 31, 2017, the Company had repurchased a total of approximately 11,142,000 shares of common stock, since inception of the plan, at an average price of $27.57 per share for a total cost of $307.2 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2018, the total amount available for repurchase was $101.4 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 2003 Plan

In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and non-statutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years.  As of December 31, 2018, there were approximately 3.6 million shares reserved for future grant under this plan.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2015	1,142	$20.63
Options assumed	586	$29.05
Options exercised	(350)	$20.01
Options canceled / forfeited / expired	(46)	$23.25
Balance at December 31, 2016	1,332	$24.41
Options granted	70	$22.45
Options exercised	(180)	$23.04
Options canceled / forfeited / expired	(50)	$34.73
Balance at December 31, 2017	1,172	$24.06
Options granted	—	$-
Options exercised	(427)	$18.75
Options canceled / forfeited / expired	(67)	$34.43
Balance at December 31, 2018	678	$26.39	4.62	$202
Vested and expected to vest at December 31, 2018	663		4.53	$202
Exercisable at December 31, 2018	595		4.14	$202

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$12.52 - $18.52	69	3.96	$15.46	69	$15.46
$18.65 - $19.24	97	4.43	$19.00	97	$19.00
$19.34 - $19.73	79	4.56	$19.53	79	$19.53
$20.21 - $21.30	87	4.86	$20.66	87	$20.66
$22.19 - $22.24	29	5.30	$22.19	29	$22.19
$22.45 - $22.45	70	8.79	$22.45	18	$22.45
$22.52 - $36.78	69	4.98	$27.27	49	$27.99
$38.42 - $38.65	42	6.43	$38.64	31	$38.64
$41.15 - $41.15	7	0.13	$41.15	7	$41.15
$43.77 - $43.77	129	1.99	$43.77	129	$43.77
$12.52 - $43.77	678	4.62	$26.39	595	$26.55

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of December 31, 2018 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2015	690	519	1,209	$29.28
Awards and units granted	596	86	682	$30.85
Awards assumed	925	—	925	$40.13
Awards and units vested / earned	(398)	(84)	(482)	$32.18
Awards and units canceled / forfeited	(117)	(137)	(254)	$29.64
Balance at December 31, 2016	1,696	384	2,080	$33.91
Awards and units granted	1,049	919	1,968	$32.60
Awards and units vested / earned	(581)	(94)	(675)	$33.70
Awards and units canceled / forfeited	(150)	(90)	(240)	$31.07
Balance at December 31, 2017	2,014	1,119	3,133	$33.35
Awards and units granted	1,087	44	1,131	$21.85
Awards and units vested / earned	(695)	(176)	(871)	$34.84
Awards and units canceled / forfeited	(257)	(230)	(487)	$29.35
Balance at December 31, 2018	2,149	757	2,906	$29.10

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

Employee Stock Purchase Plans

In August 2003, the Board adopted the 2003 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s stockholders in September 2003 and became effective February 1, 2004. Subsequently, the Board adopted the International Employee Stock Purchase Plan (the “International ESPP”) in June 2008.

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

As of December 31, 2018, there were approximately 1,137,000 shares reserved for grant under the ESPP and the International ESPP, collectively.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors. The Company has paid a quarterly dividend of $0.20 per share since March 2015. Dividends declared were $0.80, per common share in each of 2018, 2017 and 2016.

Assumed Plans

Certain stock awards plans were assumed in the DTS acquisition. The awards outstanding under these plans are included in the tables above. No future grants will be made under these plans.

NOTE 13 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of revenue	$—	$—	$—
Research, development and other related costs	13,168	13,277	7,104
Selling, general and administrative	17,843	20,185	13,997
Total stock-based compensation expense	31,011	33,462	21,101
Tax effect on stock-based compensation expense	(4,869)	(5,296)	(6,314)
Net effect on net income	$26,142	$28,166	$14,787

Stock-based compensation expense categorized by various equity components for the years ended December 31, 2018, 2017 and 2016 is summarized in the table below (in thousands):

	Years Ended December 31,
	2018	2017	2016
Employee stock options	$438	$1,980	$3,249
Restricted stock awards and units	27,974	28,909	17,024
Employee stock purchase plan	2,599	2,573	828
Total stock-based compensation expense	$31,011	$33,462	$21,101

During the years ended December 31, 2018, 2017 and 2016, the Company granted stock options covering zero, 70,000 and zero shares, respectively. In December 2016, the Company assumed and granted stock awards covering 682,000 shares in connection with the DTS acquisition. The 2017 and 2016 estimated per share fair value of those grants was $4.62 and $15.87, respectively, before estimated forfeitures.

The total fair value of restricted stock awards and units vested during the years ended December 31, 2018, 2017 and 2016 was $30.4 million, $22.7 million and $15.9 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $5.5 million and $9.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2018, the unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options was $0.3 million to be recognized over an estimated weighted average amortization period of 2.0 years and $40.6 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.2 years.

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

The following assumptions were used to value the awards granted:

	Years Ended December 31,
	2018*	2017	2016
Expected life (in years)	—	4.7	3.8
Risk-free interest rate	—	1.8%	1.7%
Dividend yield	—	2.9%	2.4%
Expected volatility	—	29.8%	29.0%

*There were no options granted during the year ended December 31, 2018.

The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2018	2017	2016
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	2.2 - 2.7%	1.2 - 1.3%	0.5 - 0.8%
Dividend yield	3.6 - 3.9%	2.0 - 2.5%	2.4 - 3.0%
Expected volatility	39.4 - 41.7%	28.3 - 30.8%	30.0%

For the years ended December 31, 2018, 2017 and 2016, an aggregate of 306,000, 164,000 and 89,000 common shares, respectively, were purchased pursuant to the ESPP.

Modifications

From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. In 2017, there was one modification with the impact on the Company’s financial statements not deemed to be material. There were no modifications in 2018 and 2016, respectively.

NOTE 14 – INCOME TAXES

The components of total income (loss) before taxes from continuing operations are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
U.S.	$16,684	$8	$90,154
Foreign	(9,774)	(58,351)	561
Total income (loss) before taxes from continuing operations	$6,910	$(58,343)	$90,715

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
U.S. federal	$290	$(79)	$9,564
Foreign	22,668	16,871	22,552
State and local	10	77	8
Total current	22,968	16,869	32,124
Deferred:
U.S. federal	(10,766)	(8,390)	2,365
Foreign	(3,191)	(10,463)	392
State and local	(338)	199	(255)
Total deferred	(14,295)	(18,654)	2,502
Provision for (benefit from) income taxes	$8,673	$(1,785)	$34,626

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets
Net operating losses	$10,368	$17,301
Research tax credits	14,717	15,433
Foreign tax credits	27,092	12,479
Expenses not currently deductible	15,021	13,031
Basis difference in fixed and intangible assets	12,061	3,200
Gross deferred tax assets	79,259	61,444
Valuation allowance	(41,942)	(32,032)
Net deferred tax assets	37,317	29,412
Deferred tax liabilities
Revenue recognition	(63,367)	—
Acquired intangible assets, domestic	(27,323)	(34,408)
Acquired intangible assets, foreign	(7,944)	(4,903)
Unremitted earnings of foreign subsidiaries	—	(30)
Net deferred tax liabilities	$(61,317)	$(9,929)

At December 31, 2018 and 2017, the Company had a valuation allowance of $41.9 million and $32.0 million, respectively, related to federal, state, and foreign tax attributes that the Company believes will not be realizable on a more-likely-than-not basis. The $9.9 million increase from the prior year is primarily comprised of $21.1 million attributable to additional valuation allowance recorded against tax credits primarily offset by the utilization of $11.2 million in tax credit carryforwards in the current year. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.  After considering both negative and positive evidence to assess the recoverability of the Company’s net deferred tax assets at the end of 2018, management determined that it was more-likely-than-not that the Company would not realize certain federal, state and foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset forecasted future tax liabilities. The Company will continue to monitor the likelihood that it will be able to recover the deferred tax assets in the future, including those for which a valuation allowance is still recorded.

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $10.9 million and state net operating loss carryforwards of approximately $51.4 million. Substantially all of the federal net operating loss carryforwards are carried over from acquired entities, DTS in 2016 and Ziptronix in 2015. The state net operating loss carryforwards are carried over from acquired entities, DTS in 2016, Ziptronix in 2015, and Siimpel Corporation in 2010. The federal net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2026, and will continue to expire through 2031. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2020, and will continue to expire through 2036.

In addition, the Company has research tax credit carryforwards of approximately $9.7 million for federal purposes, a portion of which was generated in the current year and the remainder carried over from prior years. The federal research tax credit will start to expire in 2019 and will continue to expire through 2038. The Company also has research tax credit carryforwards of approximately $14.8 million for state purposes and $0.6 million for foreign purposes, which do not expire. The Company has $15.3 million of foreign tax credit carryforwards which will begin to expire in 2019 and will continue to expire through 2027. Under the provisions of the Internal Revenue Code, substantial ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually in the future to offset taxable income. In addition, for losses generated after December 31, 2017, the Tax Act modified the maximum deduction of net operating loss, eliminated carryback, and provided an indefinite carryforward.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	$1,451	$(20,420)	$31,750
State, net of federal benefit	59	49	(444)
Stock-based compensation expense	3,883	1,706	1,802
Executive compensation limitation	1,538	—	—
Tax exempt interest	—	—	(179)
Research tax credit	248	(1,851)	(1,074)
Foreign withholding tax	33,063	14,719	22,401
Transaction costs	—	—	2,170
Foreign tax rate differential	474	12,112	346
Foreign tax credit	(33,554)	(13,343)	(21,295)
Change in valuation allowance	7,721	13,497	—
U.S. tax reform	(6,333)	(7,868)	—
Others	123	(386)	(851)
Total	$8,673	$(1,785)	$34,626

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly changed the federal income tax laws. As of December 31, 2017, the Company recorded a provisional tax expense in the Statement of Operations of approximately $5.6 million, comprised of approximately $13.5 million tax expense from recording additional valuation allowance against federal tax credits due to certain provisions of the Tax Act, offset by approximately $7.9 million of tax benefit from the remeasurement of U.S. deferred taxes using the 21% tax rate at which the Company expects them to reverse in the future. The one-time transition tax on post-1986 foreign unremitted earnings did not have a material impact on the Company’s effective tax rate. In accordance with Staff Accounting Bulletin (“SAB”) No. 118, the Company has completed its accounting related to tax reform in the fourth quarter of 2018 and no material adjustments to the provisional tax expense were required. The Company elected to account for Global Intangible Low-Taxed Income (“GILTI”) as a period expense. The Company continues to monitor supplemental legislation and technical interpretations of the tax law that may cause the final impact from the Tax Act to differ from the amounts previously recorded.

At December 31, 2018, the Company asserts that it will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used domestically to fund operations, settle a portion of the outstanding debt obligation, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $96.1 million. Substantially all of these earnings will not be taxable upon repatriation to the United States since under the Tax Act they will be treated as previously taxed income, either from the one-time transition tax or GILTI. The withholding taxes related to the distributable cash of the Company’s foreign subsidiaries are not expected to be material.

As of December 31, 2018, unrecognized tax benefits approximated $33.6 million, of which $21.3 million would affect the effective tax rate if recognized. As of December 31, 2017, unrecognized tax benefits approximated $33.5 million, of which $22.2 million would affect the effective tax rate if recognized. The Company does not believe that its unrecognized tax benefits as of December 31, 2018 will significantly increase or decrease within the next twelve months.

The reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Total unrecognized tax benefits at January 1	$33,506	$30,088	$3,071
Gross increases and decreases due to acquisition of DTS	—	—	27,584
Gross increases and decreases due to tax positions taken in prior periods	(540)	2,457	139
Gross increases and decreases due to tax positions taken in the current period	586	961	264
Gross increases and decreases due to settlements with taxing authorities	—	—	—
Gross increases and decreases due to lapses in applicable statutes of limitations	—	—	(970)
Total unrecognized tax benefits at December 31	$33,552	$33,506	$30,088

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.  For the years ended December 31, 2018, 2017, and 2016, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.9 million and $0.6 million, for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018, the Company’s 2014 through 2017 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Internal Revenue Service is currently examining one of the Company’s domestic subsidiaries for tax year 2014. The Company cannot estimate the financial outcome of this examination.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2029. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2018, 2017 and 2016 amounted to $7.2 million, $6.4 million and $2.8 million, respectively.

As of December 31, 2018, future minimum lease payments are as follows (in thousands):

Lease Obligations
2019	$6,341
2020	5,292
2021	3,441
2022	3,047
2023	3,142
Thereafter	3,518
$24,781

Under certain contractual arrangements, the Company may be obligated to pay up to approximately $7.7 million over an estimated period of approximately four years if certain milestones are achieved.

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

On April 4, 2017, Tessera, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  The parties completed briefing on November 2, 2017.  A hearing for oral argument took place on October 15, 2018.  On November 21, 2018, the Ninth Circuit dismissed the appeal for lack of appellate jurisdiction and remanded the case to the district court for further proceedings.

A case management conference is scheduled for March 7, 2019.  No trial date has yet been scheduled.

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

In December 2018, the parties reached a global settlement and jointly requested that the arbitration tribunal terminate the arbitration.  On December 22, 2018, the tribunal confirmed termination of the arbitration.  This matter is now concluded.

Other Litigation Matters

The Company and its subsidiaries are involved in litigation matters and claims in the normal course of business. In the past, the Company and its subsidiaries have litigated to enforce their respective patents and other intellectual property rights, to enforce the terms of license agreements, to protect trade secrets, to determine the validity and scope of the proprietary rights of others and to defend themselves or their customers against claims of infringement or invalidity. The Company expects to be involved, either directly or through its subsidiaries, in similar legal proceedings in the future, including proceedings regarding infringement of its patents, and proceedings to ensure proper and full payment of royalties by customers under the terms of its license agreements.

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

The Product Licensing segment, including the Company’s DTS and FotoNation subsidiaries, licenses its technologies and intellectual property related to audio, digital radio and imaging solutions under the DTS, FotoNation, HD Radio, and IMAX Enhanced brands. The Product Licensing solutions typically include the delivery of software or hardware-based solutions, combined with various other intellectual property, including know how, patents, trademarks, and copyrights. Product Licensing represents revenue derived primarily from the consumer electronics market and related applications servicing the home, automotive, and mobile markets.

The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and IP to manufacturers, foundries, subcontract assemblers and others. The segment includes revenue generated from the technology and IP portfolios of Tessera, Inc., Invensas and Invensas Bonding Technologies, Inc. (formally Ziptronix, Inc.). Tessera, Inc. pioneered chip-scale packaging solutions. Invensas develops advanced semiconductor packaging and 3D interconnect solutions, including wafer bonding solutions, for applications such as smartphones, tablets, laptops, PCs, data centers and automobiles. The Company expands its technology and IP offerings in this segment through a combination of internal R&D and acquisitions. The Company also provides engineering services to customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of the Company’s technologies. Through the Company’s technology transfer service, the Company provides detailed documentation outlining design guidelines, process specifications, recommended equipment and process parameters as well as hands-on engineering support to assist its licensees in bringing up and qualifying its technologies at their facilities. This service allows licensees to readily leverage the Company’s years of experience and expertise in direct and hybrid bonding.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenue:
Product licensing segment	$219,708	$167,923	$30,499
Semiconductor and IP licensing segment	186,425	205,809	229,066
Total revenue	406,133	373,732	259,565
Operating expenses:
Product licensing segment	180,727	172,745	25,299
Semiconductor and IP licensing segment	73,519	87,838	72,812
Unallocated operating expenses (1)	127,907	144,649	72,066
Total operating expenses	382,153	405,232	170,177
Operating income (loss):
Product licensing segment	38,981	(4,822)	5,200
Semiconductor and IP licensing segment	112,906	117,971	156,254
Unallocated operating expenses (1)	(127,907)	(144,649)	(72,066)
Total operating income (loss)	$23,980	$(31,500)	$89,388

(1) Unallocated operating expenses consist primarily of selling, general and administrative expenses and stock-based compensation. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

Amortization and depreciation are included in segment operating income (loss) as shown below (in thousands):

	Years Ended December 31,
	2018	2017	2016
Amortization and depreciation:
Product licensing segment	$93,582	$95,823	$9,299
Semiconductor and IP licensing segment	21,544	23,308	24,831
Total amortization and depreciation	$115,126	$119,131	$34,130

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue from continuing operations for the periods indicated (in thousands):

	Years Ended December 31,
	2018		2017		2016
Korea	$209,245	51%	$50,155	13%	$95,170	37%
Japan	88,513	22	81,688	22	6,866	3
U.S.	53,245	13	164,846	44	99,594	38
Europe and Middle East	31,864	8	13,632	4	1,321	1
Taiwan	2,360	1	33,861	9	34,763	13
Other	20,906	5	29,550	8	21,851	8
	$406,133	100%	$373,732	100%	$259,565	100%

For the years ended December 31, 2018, 2017, and 2016, two, two and four customers, respectively, each accounted for 10% or more of total revenue.

As of December 31, 2018, 2017 and 2016 property and equipment, net, by geographical area are presented below (in thousands):

	December 31,
	2018	2017	2016
U.S.	$29,123	$32,862	$36,891
Europe	1,533	1,019	1,252
Asia and other	381	561	712
Total	$31,037	$34,442	$38,855

NOTE 17 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all eligible U.S. employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2018, 2017 and 2016, the Company contributed approximately $2.9 million, $2.4 million, and $0.8 million, respectively, to the 401(k) plan.

NOTE 18 – SUBSEQUENT EVENTS

Declaration of a Cash Dividend

On January 30, 2019, the Board declared a cash dividend of $0.20 per share of common stock, payable on March 27, 2019, for the stockholders of record at the close of business on March 13, 2019.

Schedule II. Valuation and Qualifying Accounts for the Years Ended December 31, 2018, 2017 and 2016

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2016	$13,852	$(345)	$(660)	$12,847
2017	$12,847	$13,925	$5,260	$32,032
2018	$32,032	$2,794	$7,116	$41,942

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Accounts receivable:
Allowance for doubtful accounts
2016	$—	$—	$—	$—
2017	$—	$2,404	$(1,223)	$1,181
2018	$1,181	$417	$(819)	$779

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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
3.6

Amendment to the Amended and Restated Bylaws, effective as of February 1, 2018 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 7, 2018, and incorporated herein by reference)

3.7

Amendment to the Amended and Restated Bylaws, effective as of April 27, 2018 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 3, 2018, and incorporated herein by reference)

3.8

Amendment to the Amended and Restated Bylaws, effective as of December 15, 2018 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 30, 2018, and incorporated herein by reference)

10.1

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 7, 2016, and incorporated herein by reference)

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

Dated: February 20, 2019

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

Signature	Title	Date

/s/ Jon Kirchner	Chief Executive Officer and Director (Principal
Jon Kirchner	Executive Officer)	February 20, 2019

/s/ Robert J. Andersen	Executive Vice President and Chief Financial
Robert J. Andersen	Officer (Principal Financial and Accounting Officer)	February 20, 2019

/s/ Richard S. Hill
Richard S. Hill	Chairman of the Board of Directors	February 20, 2019

/s/ Darcy Antonellis
Darcy Antonellis	Director	February 20, 2019

/s/ Dave Habiger
Dave Habiger	Director	February 20, 2019

/s/ V. Sue Molina
V. Sue Molina	Director	February 20, 2019

/s/ George A. Riedel
George A. Riedel	Director	February 20, 2019

/s/ Christopher A. Seams
Christopher A. Seams	Director	February 20, 2019