Form 10-Q
period 2019-03-31
Xperi Corp
filed 2019-05-08
CIK 1690666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	XPER	Nasdaq Global Select Market

The number of shares outstanding of the registrant’s common stock as of April 30, 2019 was 49,284,131.

XPERI CORPORATION

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(25,430)	$(33,017)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	1,668	1,775
Amortization of intangible assets	25,459	27,166
Stock-based compensation expense	7,623	7,408
Deferred income tax	(14,689)	(6,743)
Amortization of debt issuance costs and other	864	1,012
Changes in operating assets and liabilities:
Accounts receivable	(11,545)	(7,059)
Unbilled contracts receivable, net	47,262	31,123
Other assets	697	(770)
Operating lease right-of-use assets	373	—
Accounts payable	(991)	(609)
Accrued legal fees	(888)	(787)
Accrued and other liabilities	(15,887)	(17,543)
Operating lease liabilities	(393)	—
Deferred revenue	(302)	2,694
Net cash from operating activities	13,821	4,650
Cash flows from investing activities:
Purchases of property and equipment	(858)	(768)
Proceeds from sales of investments	—	8,540
Proceeds from maturities of investments	9,490	7,800
Net cash from investing activities	8,632	15,572
Cash flows from financing activities:
Dividend paid	(9,822)	(9,886)
Repayment of debt	(50,000)	(100,000)
Proceeds from exercise of stock options	253	829
Proceeds from employee stock purchase program	3,111	3,402
Repurchase of common stock	(3,131)	(17,861)
Net cash from financing activities	(59,589)	(123,516)
Net decrease in cash and cash equivalents	(37,136)	(103,294)
Cash and cash equivalents at beginning of period	113,625	138,260
Cash, cash equivalents and restricted cash at end of period	$76,489	$34,966
Supplemental disclosure of cash flow information:
Interest paid	$6,044	$5,650
Income taxes paid, net of refunds	$5,599	$3,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$76,489	$113,625
Short-term investments	31,000	40,739
Accounts receivable, net	42,043	30,294
Unbilled contracts receivable	168,442	195,436
Other current assets	17,233	17,434
Total current assets	335,207	397,528
Long-term unbilled contracts receivable	63,153	86,280
Property and equipment, net	30,227	31,037
Operating lease right-of-use assets	17,221	—
Intangible assets, net	302,261	327,720
Goodwill	385,784	385,784
Other assets	5,008	6,758
Total assets	$1,138,861	$1,235,107
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,773	$2,764
Accrued legal fees	2,032	2,920
Accrued liabilities	32,975	45,336
Deferred revenue	2,828	3,130
Total current liabilities	39,608	54,150
Long-term deferred tax liabilities	49,051	64,994
Long-term debt, net	432,834	482,193
Noncurrent operating lease liabilities	13,580	—
Other long-term liabilities	15,718	15,623
Total liabilities	550,791	616,960
Commitments and contingencies (Note 14)
Xperi stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 63,151 and 62,212 shares issued, respectively, and 49,209 and 48,408 shares outstanding, respectively	63	62
Additional paid-in capital	741,703	730,695
Treasury stock at cost: 13,942 and 13,804 shares of common stock at each period end, respectively	(367,326)	(364,195)
Accumulated other comprehensive loss	(150)	(328)
Retained earnings	215,444	253,208
Total Xperi stockholders’ equity	589,734	619,442
Noncontrolling interest	(1,664)	(1,295)
Total equity	588,070	618,147
Total liabilities and equity	$1,138,861	$1,235,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
Royalty and license fees	$56,567	$65,532
Total revenue	56,567	65,532
Operating expenses:
Cost of revenue	2,207	2,324
Research, development and other related costs	27,039	26,515
Selling, general and administrative	30,569	34,702
Amortization expense	25,459	27,166
Litigation expense	1,290	7,316
Total operating expenses	86,564	98,023
Operating loss	(29,997)	(32,491)
Interest expense	(6,685)	(6,318)
Other income and expense, net	2,302	3,154
Loss before taxes	(34,380)	(35,655)
Benefit from income taxes	(8,950)	(2,638)
Net loss	$(25,430)	$(33,017)
Less: net loss attributable to noncontrolling interest	(347)	—
Net loss attributable to Xperi	$(25,083)	$(33,017)
Loss per share attributable to Xperi:
Basic	$(0.51)	$(0.67)
Diluted	$(0.51)	$(0.67)
Cash dividends declared per share	$0.20	$0.20
Weighted average number of shares used in per share calculations-basic	48,721	49,302
Weighted average number of shares used in per share calculations-diluted	48,721	49,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net loss	$(25,430)	$(33,017)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax	178	(217)
Other comprehensive income (loss)	178	(217)
Comprehensive loss	(25,252)	(33,234)
Less: comprehensive loss attributable to noncontrolling interest	(347)	—
Comprehensive loss attributable to Xperi	$(24,905)	$(33,234)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Total Xperi Stockholders' Equity
Three Months Ended March 31, 2019	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at January 1, 2019	48,408	$62	$730,695	13,804	$(364,195)	$(328)	$253,208	$(1,295)	$618,147
Issuance of subsidiary shares to noncontrolling interest	—	—	22	—	—	—	—	(22)	—
Net loss	—	—	—	—	—	—	(25,083)	(347)	(25,430)
Other comprehensive income	—	—	—	—	—	178	—	—	178
Other (1)	—	—	—	—	—	—	(2,859)	—	(2,859)
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(9,822)	—	(9,822)
Issuance of common stock in connection with exercise of stock options	14	—	252	—	—	—	—	—	252
Issuance of common stock in connection with employee common stock purchase plan	227	—	3,111	—	—	—	—	—	3,111
Issuance of restricted stock, net of shares canceled	698	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(138)	—	—	138	(3,131)	—	—	—	(3,131)
Stock-based compensation expense	—	—	7,623	—	—	—	—	—	7,623
Balance at March 31, 2019	49,209	$63	$741,703	13,942	$(367,326)	$(150)	$215,444	$(1,664)	$588,070

	Total Xperi Stockholders' Equity
Three Months Ended March 31, 2018	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at January 1, 2018	49,103	$60	$686,660	11,505	$(319,397)	$(303)	$68,556	$—	$435,576
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	—	224,128	—	224,128
Net loss	—	—	—	—	—	—	(33,017)	—	(33,017)
Other comprehensive loss	—	—	—	—	—	(217)	—	—	(217)
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(9,886)	—	(9,886)
Issuance of common stock in connection with exercise of stock options	45	—	827	—	—	—	—	—	827
Issuance of common stock in connection with employee common stock purchase plan	178	—	3,402	—	—	—	—	—	3,402
Issuance of restricted stock, net of shares canceled	677	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(133)	—	—	134	(2,901)	—	—	—	(2,901)
Repurchases of common stock	(645)	—	—	645	(14,960)	—	—	—	(14,960)
Stock-based compensation expense	—	—	7,408	—	—	—	—	—	7,408
Balance at March 31, 2018	49,225	$61	$698,297	12,284	$(337,258)	$(520)	$249,781	$—	$610,361
(1)	Refer to “Note 1 – The Company and Basis of Presentation.”

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

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2019 and 2018, and for the three months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2018 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019 (the “Form 10-K”).

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2019 or any future period and the Company makes no representations related thereto.

In the fourth quarter of 2018, the Company funded a new entity and issued shares to non-controlling interests. At the end of the fourth quarter of 2018, the entity was approximately 85% owned by the Company. As a result of issuing new shares in such entity to noncontrolling interests during the first quarter of 2019, the Company’s ownership interest of the entity decreased to approximately 84% as of March 31, 2019. The operating results of this entity have been consolidated in the Company’s consolidated financial statements since the fourth quarter of 2018.

In the first quarter of 2019, the Company recorded an out-of-period adjustment to decrease current unbilled receivables and decrease retained earnings by $2.9 million to correct an error that originated in the first quarter of 2018 in connection with its adoption of Topic 606. The adjustment relates to an error in the Company’s interpretation of the payment terms of a contract entered into in a prior year. The Company determined that the error was not material to any of its prior annual and interim period financial statements, and the impact of correcting it is not considered to be material to the financial statements for the three months ended March 31, 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” in its Form 10-K for the year ended December 31, 2018. Significant changes to its accounting policies as a result of adopting ASU No. 2016-02, "Leases" (Topic 842) are discussed below and in Note 13 - Leases.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting,” which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company adopted this standard as of January 1, 2019. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. On January 1, 2019, the Company adopted the amendments to Topic 815. Adoption did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. On January 1, 2019, the Company adopted the new standard using the modified retrospective transition approach and elected the transition option, under which the Company initially applied the transition requirements to all leases that existed at December 31, 2018, with any residual effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward the historical lease classification. Under the optional transition method, the Company opted to continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year it adopted the new leases standard, and therefore did not restate prior period results.

The most significant impact from adopting Topic 842 was the initial recognition of operating lease ROU assets and operating lease liabilities of $17.6 million and $18.8 million, respectively, as of January 1, 2019. Operating lease liabilities consist of both current and noncurrent portions with the current portion included in the balance of accrued liabilities. The standard did not materially impact the Company’s Condensed Consolidated Statements of Operations and had no impact on cash flows.

The cumulative effect of the changes made to the Company's Condensed Consolidated Balance Sheet as of January 1, 2019 for the adoption of Topic 842 was as follows (in thousands):

	Balance at December 31, 2018	Adjustments due to Topic 842		Balance at January 1, 2019
Assets
Operating lease right-of-use assets	$—	$17,594		$17,594
Liabilities
Accrued liabilities	$45,336	$3,858	(1)	$49,194
Noncurrent operating lease liabilities	$—	$13,736		$13,736
(1)	Consists of a debit adjustment of $1.2 million to deferred rent to eliminate the existing balance and a credit adjustment of $5.1 million to record the current portion of operating lease liabilities.

Recent Accounting Pronouncements

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

NOTE 3 – REVENUE

On January 1, 2018, the Company adopted ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.”

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

For additional detail on the Company's revenue disaggregated by geographic location, refer to Note 15 - "Segment and Geographic Information."

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

Additional Disclosures Under Topic 606

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$1,043	$353
Performance obligations satisfied in previous periods (true ups and licensee reporting adjustments)*	$1,165	$—

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

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under the Company’s engineering services contracts. The Company's remaining revenue under contracts with performance obligations was as follows (in thousands):

	As of
	March 31, 2019	December 31, 2018
Revenue from contracts with performance obligations expected to be satisfied in:
One year or less	$3,371	$3,080
More than one year but less than two years	194	2,289
Total	$3,565	$5,369

Practical Expedients

The Company expenses sales commissions when incurred because the amortization period generally would have been one year or less. In addition, sales commissions have historically not been a significant expense and are not contemplated to be significant in the future. Sales commissions are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid income taxes	$6,712	$6,768
Prepaid expenses	7,561	8,293
Other	2,960	2,373
	$17,233	$17,434

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Equipment, furniture and other	$29,640	$28,798
Building and improvements	18,258	18,258
Land	5,300	5,300
Leasehold improvements	6,383	6,367
	59,581	58,723
Less: accumulated depreciation and amortization	(29,354)	(27,686)
	$30,227	$31,037

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 amounted to $1.7 million and $1.8 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Employee compensation and benefits	$11,251	$26,858
Third-party royalties	8,158	7,140
Current portion of operating lease liabilities	4,855	—
Accrued expenses	2,699	3,994
Other	6,012	7,344
	$32,975	$45,336

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Unrealized loss on available-for-sale debt securities, net of tax	$(150)	$(328)
	$(150)	$(328)

Other income and expense, net, consisted of the following (in thousands):

	Three Months Ended,
	March 31, 2019	March 31, 2018
Interest income from significant financing components under Topic 606	$1,866	$2,151
Interest income from investments	600	250
Unrealized loss on marketable equity securities	(410)	—
Other income	246	753
	$2,302	$3,154

NOTE 5 – FINANCIAL INSTRUMENTS

The Company has investments in debt securities which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and in equity securities consisting of money market funds and common equity securities of a publicly traded Japanese company. The Company classifies its debt securities as available-for-sale, which are accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain or loss on the

Condensed Consolidated Balance Sheets. Under ASU 2016-01 (Topic 321), equity securities are measured at fair value with unrealized gains and losses being recognized in other income and expense, net, on the Condensed Consolidated Statement of Operations.

The following is a summary of marketable securities at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$22,114	$—	$(122)	$21,992
Treasury and agency notes and bills	6,000	—	(28)	5,972
Total debt securities	28,114	—	(150)	27,964
Money market funds	21,340	—	—	21,340
Marketable equity securities	5,662	—	(2,626)	3,036
Total equity securities	27,002	—	(2,626)	24,376
Total marketable securities	$55,116	$—	$(2,776)	$52,340
Reported in:
Cash and cash equivalents				$21,340
Short-term investments				31,000
Total marketable securities				$52,340

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$28,623	$—	$(275)	$28,348
Commercial paper	2,999	—	—	2,999
Treasury and agency notes and bills	6,000	—	(53)	5,947
Total debt securities	37,622	—	(328)	37,294
Money market funds	11,499	—	—	11,499
Marketable equity securities	5,662	—	(2,217)	3,445
Total equity securities	17,161	—	(2,217)	14,944
Total marketable securities	$54,783	$—	$(2,545)	$52,238
Reported in:
Cash and cash equivalents				$11,499
Short-term investments				40,739
Total marketable securities				$52,238

At March 31, 2019 and December 31, 2018, the Company had $107.5 million and $154.4 million, respectively, in cash, cash equivalents and short-term investments. These balances include $55.2 million and $102.1 million in cash held in operating accounts not included in the tables above at March 31, 2019 and December 31, 2018, respectively.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not significant during the three months ended March 31, 2019 and 2018, respectively.

Unrealized losses on marketable debt securities were $0.2 million and $0.3 million, net of tax, as of March 31, 2019 and December 31, 2018, respectively. These amounts were related to temporary fluctuations in value of available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of March 31, 2019 because the Company has the intent and ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three months ended March 31, 2019 and 2018, respectively, the Company did not record any impairment charges related to its marketable debt securities.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale securities at March 31, 2019 and December 31, 2018, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$—	$—	$21,992	$(122)	$21,992	$(122)
Treasury and agency notes and bills	—	—	5,972	(28)	5,972	(28)
Total	$—	$—	$27,964	$(150)	$27,964	$(150)

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$5,488	$(2)	$22,860	$(273)	$28,348	$(275)
Commercial paper	2,999	—	—	—	2,999	—
Treasury and agency notes and bills	—	—	5,947	(53)	5,947	(53)
Total	$8,487	$(2)	$28,807	$(326)	$37,294	$(328)

The estimated fair value of marketable debt securities by contractual maturity at March 31, 2019 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$23,989
Due in one to two years	3,975
Total	$27,964

Equity Securities

There were no realized gains or losses on sales of equity securities during the three months ended March 31, 2019 and 2018.

The Company had unrealized losses of $0.4 million on marketable equity securities during the three months ended March 31, 2019, and none for the three months ended March 31, 2018. Cumulative unrealized losses on the investment amounted to $2.6 million through March 31, 2019.

On September 19, 2018, the Company purchased seven million common shares of Onkyo Corporation (“Onkyo”), a publicly traded Japanese company, pursuant to the Capital Alliance Agreement (“Agreement”) entered into between the two parties on September 3, 2018. Upon making the investment, the Company held a 6.3% ownership interest in Onkyo and had one representative appointed to the board of directors of a subsidiary of Onkyo in November 2018. The Company also expects to have one representative appointed to serve on the board of directors of Onkyo effective with its next scheduled shareholders meeting in June 2019. The Agreement contemplates that the parties will negotiate a business alliance agreement aimed at collaborating on certain new product development within IOT, AI and wireless audio. Onkyo is a long-term customer of the Company.

Derivatives

In the first quarter of 2019, the Company began to use derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. Cash flows from the derivative programs are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

The Company’s derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts, which are used primarily to hedge balance sheet and certain expenditure exposures. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. All the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing. For additional information related to the three-level hierarchy of fair value measurements, see “Note 6 – Fair Value.”

Under the Company’s policy election, these derivatives are not designated as hedge instruments, which are measured and reported at fair value. Changes in the fair value of these undesignated derivatives are reported in other income and expense, net, on the Condensed Consolidated Statements of Operations. Realized losses and changes in the estimated fair value of the derivatives were not significant in the three months ended March 31, 2019. The Company did not engage in derivative contracts in 2018.

The notional and fair values of all derivative instruments were as follows (in thousands):

Undesignated derivatives (foreign exchange contracts)	March 31, 2019	December 31, 2018
Liabilities
Accrued liabilities	$(37)	$—
Total fair value	$(37)	$—
Total notional value	$2,743	$—

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2018 and March 31, 2019.

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of March 31, 2019 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$21,340	$21,340	$—	$—
Marketable equity securities (2)	3,036	3,036	—	—
Commercial paper - debt securities (2)	—	—	—	—
Corporate bonds and notes - debt securities (2)	21,992	—	21,992	—
Treasury and agency notes and bills - debt securities (2)	5,972	—	5,972	—
Total Assets	$52,340	$24,376	$27,964	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at March 31, 2019:

(1)	Reported as cash and cash equivalents.
(2)	Reported as short-term investments.

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

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at December 31, 2018:

(1)	Reported as cash and cash equivalents.
(2)	Reported as short-term investments.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s long-term debt is carried at historical cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$432,834	$426,077	$482,193	$450,083
(1)

Carrying amounts of long-term debt are net of unamortized debt issuance costs of $11.2 million and $11.8 million as of March 31, 2019 and December 31, 2018, respectively. See “Note 8 – Debt” for additional information.

The Company’s long-term debt, net, is classified within Level 2. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The Company's reporting units include the Product Licensing segment and the Semiconductor and IP Licensing segment. Of the carrying value of goodwill, approximately $378.1 million was allocated to the Product Licensing segment and approximately $7.7 million was allocated to the Semiconductor and IP Licensing segment as of March 31, 2019 and December 31, 2018.

Identified intangible assets consisted of the following (in thousands):

	Average	March 31, 2019			December 31, 2018
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$146,684	$(130,815)	$15,869	$146,684	$(128,691)	$17,993
Existing technology	5-10	206,878	(104,789)	102,089	206,878	(96,089)	110,789
Customer contracts and related relationships	3-9	291,769	(135,222)	156,547	291,769	(121,831)	169,938
Trademarks/trade name	4-10	40,083	(12,327)	27,756	40,083	(11,083)	29,000
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total intangible assets		$687,645	$(385,384)	$302,261	$687,645	$(359,925)	$327,720

Amortization expense for the three months ended March 31, 2019 and 2018 amounted to $25.5 million and $27.2 million, respectively.

As of March 31, 2019, the estimated future amortization expense of total intangible assets was as follows (in thousands):

2019 (remaining 9 months)	$74,487
2020	88,231
2021	80,522
2022	32,083
2023	21,203
Thereafter	5,735
$302,261

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

On January 23, 2018, the Company and the loan parties entered into an amendment to the Credit Agreement (the “Amendment”). In connection with the Amendment, the Company made a voluntary prepayment of $100.0 million of the term loan outstanding under the Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a replacement of the outstanding initial term loan with the new tranche term B-1 loan (the “Amended Term B Loan”) in a principal amount of $494.0 million, (ii) a reduction of the interest rate margin applicable to such loan to (x) in the case of Eurodollar loans, 2.50% per annum and (y) in the case of base rate loans, 1.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the Amended Term B Loan within six months of the closing date of the Amendment, and (iv) certain amendments to provide the Company with additional flexibility under the covenant governing restricted payments. On March 29, 2019, the Company made another voluntary prepayment of $50.0 million using cash on hand.

The Company’s obligations under the Credit Agreement, as amended by the Amendment, continue to be guaranteed by substantially all of the Company’s subsidiaries, and secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Company was in compliance with all requirements during the three months ended March 31, 2019.

At March 31, 2019, $444.0 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 5.4%. Interest is payable monthly. There were also $11.2 million of unamortized debt issuance costs recorded as a reduction of the long-term portion of the debt. Interest expense was $6.7 million and $6.3 million for the three months ended March 31, 2019 and 2018, respectively. Amortized debt issuance costs, which were included in interest expense, amounted to $0.6 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively. Other than the voluntary prepayment of $50.0 million in March 2019, there were no other debt principal payments in the first quarter of 2019. There was a voluntary principal payment of $100.0 million during the three months ended March 31, 2018.

As of March 31, 2019, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2019 (remaining 9 months)	$—
2020	—
2021	—
2022	—
2023	444,000
Thereafter	—
Total	$444,000

NOTE 9 – NET LOSS PER SHARE

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s loss per share calculation for the three months ended March 31, 2019 and 2018.

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Denominator:
Weighted average common shares outstanding	48,721	49,302
Less: shares of restricted stock subject to repurchase	—	—
Total common shares-basic	48,721	49,302
Effect of dilutive securities:
Options	—	—
Restricted stock awards and units	—	—
Total common shares-diluted	48,721	49,302

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

For the three months ended March 31, 2019 and 2018, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 2.1 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share for the three months ended March 31, 2019 because including them would have been anti-dilutive. For the three months ended March 31, 2018, 3.1 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. There were no repurchases during the three months ended March 31, 2019. The Company has repurchased a total of approximately 13,279,000 shares of common stock, since inception of the plan, at an average price of $26.25 per share for a total cost of $348.6 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2019, the total remaining amount available for repurchase was $101.4 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 2003 Plan

As of March 31, 2019, there were approximately 2.2 million shares reserved for future grant under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2018	678	$26.39
Options granted	—	—
Options exercised	(14)	$18.27
Options canceled / forfeited / expired	(16)	$41.90
Balance at March 31, 2019	648	$26.18

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of March 31, 2019 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2018	2,149	757	2,906	$29.10
Awards and units granted	1,086	—	1,086	$22.98
Awards and units vested / earned	(584)	(113)	(697)	$32.67
Awards and units canceled / forfeited	(37)	(89)	(126)	$29.49
Balance at March 31, 2019	2,614	555	3,169	$26.20

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

Employee Stock Purchase Plans

As of March 31, 2019, there were approximately 910,000 shares reserved for grant under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “IESPP”), collectively. At the 2019 annual stockholders meeting on May 3, 2019, shareholders approved an amendment to the IESPP adding an additional 0.3 million shares to the share reserve.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Research, development and other related costs	$3,603	$3,094
Selling, general and administrative	4,020	4,314
Total stock-based compensation expense	7,623	7,408
Tax effect on stock-based compensation expense	(1,315)	(1,256)
Net effect on net income (loss)	$6,308	$6,152

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2019 and 2018 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Employee stock options	$68	$177
Restricted stock awards and units	6,934	6,432
Employee stock purchase plan	621	799
Total stock-based compensation expense	$7,623	$7,408

There were no options granted in the three months ended March 31, 2019 and 2018.

ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	February 2019	February 2018
Expected life (years)	2.0	2.0
Risk-free interest rate	2.5%	2.2%
Dividend yield	5.4%	3.6%
Expected volatility	53.4%	39.4%

NOTE 12 – INCOME TAXES

For the three months ended March 31, 2019, the Company recorded an income tax benefit of $9.0 million on a pretax loss of $34.4 million, which resulted in an effective tax rate of 26.0%. The effective tax rate was primarily related to tax benefit from operating losses and the realization of certain tax credits, offset by foreign withholding taxes, certain non-deductible expenses, and shortfalls from stock-based compensation.

For the three months ended March 31, 2018, the Company recorded an income tax benefit of $2.6 million, on a pretax loss of $35.7 million, which resulted in an effective tax rate of 7.4%. The effective tax rate was primarily related to tax benefit from losses and credits generated from operations offset by foreign withholding taxes, certain non-deductible expenses, valuation allowance recorded against the Company’s unutilized tax credits generated in the current year, and shortfalls from stock-based compensation.

The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in income tax benefit for the three months ended March 31, 2019 as compared to the income tax benefit during the same period in the prior year is largely attributable to the realization of certain tax credits.

As of March 31, 2019, unrecognized tax benefits were $33.7 million (which is included in long-term deferred tax and other liabilities on the Condensed Consolidated Balance Sheet), of which $21.3 million would affect the effective tax rate if recognized. As of March 31, 2018, unrecognized tax benefits were $33.8 million (which was included in long-term deferred tax and other liabilities on the Condensed Consolidated Balance Sheet), of which $22.2 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.  For the three months ended March 31, 2019 and 2018, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $1.0 million and $0.9 million as of March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, the Company’s 2014 through 2017 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Internal Revenue Service is currently examining one of the Company’s domestic subsidiaries for tax year 2014. The Company cannot estimate the financial outcome of this examination.

NOTE 13 – LEASES

Under Topic 842, a contract is a lease, or contains a lease, if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, an entity shall assess whether, throughout the period of use, the entity has both of the following: (a) the right to obtain substantially all of the economic benefits from use of the identified asset; and (b) the right to direct the use of the identified asset.

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2028. The Company’s leases have remaining lease terms of one year to ten years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within one year or less. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. The Company uses its incremental borrowing rate for purposes of discounting lease payments.

Lease cost is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating lease cost (1)	$1,951	$1,834

(1) Includes short-term leases and variable lease costs, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,554
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$1,045

March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	5.2
Weighted-average discount rate:
Operating leases	5.7%

Future minimum lease payments and related lease liabilities as of March 31, 2019 were as follows (in thousands):

Operating Leases
2019 (remaining 9 months)	$4,218
2020	4,852
2021	3,113
2022	2,532
2023	2,627
Thereafter	4,192
Total lease payments	21,534
Less: imputed interest (1)	(3,099)
Present value of lease liabilities:	$18,435

Less: current obligations under leases (Accrued liabilities)	4,855
Noncurrent operating lease liabilities	$13,580

(1) Calculated using the interest rate for each lease.

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

As of December 31, 2018, future minimum lease payments were as follows (in thousands):

Operating Leases
2019	$6,341
2020	5,292
2021	3,441
2022	3,047
2023	3,142
Thereafter	3,518
Total	$24,781

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Commitments

There have been no material changes to the Company’s purchase and other commitments in the three months ended March 31, 2019. For detail, refer to “Note 15 – Commitments and Contingencies” in its Form 10-K for the year ended December 31, 2018.

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

The parties have both filed second round motions for summary judgment, and Toshiba has filed a motion to strike two of Tessera’s expert reports.  All three motions are set to be heard on August 22, 2019.  Trial is set for October 19, 2020.

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

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and IP to manufacturers, foundries, subcontract assemblers and others. The segment includes revenue generated from the technology and IP portfolios of Tessera, Inc., Invensas and Invensas Bonding Technologies, Inc. (formerly Ziptronix, Inc.). Tessera, Inc. pioneered chip-scale packaging solutions. Invensas develops advanced semiconductor packaging and 3D interconnect solutions, including wafer bonding solutions, for applications such as smartphones, tablets, laptops, PCs, data centers and automobiles. The Company expands its technology and IP offerings in this segment through a combination of internal R&D and acquisitions. The Company also provides engineering services to customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of the Company’s technologies. Through the Company’s technology transfer service, the Company provides detailed documentation outlining design guidelines, process specifications, recommended equipment and process parameters as well as hands-on engineering support to assist its licensees in bringing up and qualifying its technologies at their facilities. This service allows licensees to readily leverage the Company’s years of experience and expertise in advanced semiconductor packaging and 3D interconnect technologies, including direct and hybrid bonding.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
Product Licensing segment	$44,567	$53,216
Semiconductor and IP Licensing segment	12,000	12,316
Total revenue	56,567	65,532
Operating expenses:
Product Licensing segment	45,757	43,891
Semiconductor and IP Licensing segment	10,238	19,430
Unallocated operating expenses (1)	30,569	34,702
Total operating expenses	86,564	98,023
Operating income (loss):
Product Licensing segment	(1,190)	9,325
Semiconductor and IP Licensing segment	1,762	(7,114)
Unallocated operating expenses (1)	(30,569)	(34,702)
Total operating loss	$(29,997)	$(32,491)

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

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2019		March 31, 2018
Korea	$17,503	31%	$14,428	22%
Japan	17,232	31	19,345	30
U.S.	11,432	20	11,628	18
Europe and Middle East	4,000	7	3,781	6
China	3,443	6	14,145	21
Other	2,957	5	2,205	3
	$56,567	100%	$65,532	100%

For the three months ended March 31, 2019 and 2018, there were one and one customer, respectively, that accounted for 10% or more of total revenue. As of March 31, 2019 and December 31, 2018, there were two and two customers, respectively, that each accounted for 10% or more of total accounts receivable.

NOTE 16 - SUBSEQUENT EVENTS

On May 2, 2019, the Board declared a cash dividend of $0.20 per share of common stock, payable on June 19, 2019 to the stockholders of record at the close of business on May 29, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2018 found in the Form 10-K.

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

Results of Operations

We adopted the new accounting standard, ASU No. 2014-09 (Topic 606) "Revenue from Contracts with Customers" effective January 1, 2018, which had a material impact on the financial reporting of our operating results. The adoption of Topic 606 does not, however, impact billings or the cash flow from our contracts with customers. We expect to experience greater variability in quarterly revenue as a result of Topic 606 being applied to minimum guarantee and fixed fee licensing contracts. We plan to place greater emphasis on billings and operating cash flows rather than revenue and net operating results to internally evaluate our financial performance in current and future periods.

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

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
Royalty and license fees	100%	100%
Total revenue	100	100
Operating expenses:
Cost of revenue	4	4
Research, development and other related costs	48	40
Selling, general and administrative	54	53
Amortization expense	45	41
Litigation expense	2	11
Total operating expenses	153	149
Operating loss	(53)	(49)
Interest expense	12	10
Other income and expense, net	(4)	(5)
Loss before taxes	(61)	(54)
Benefit from income taxes	(16)	(4)
Net loss	(45)%	(50)%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)	% Change
Royalty and license fees	$56,567	$65,532	$(8,965)	(14)%

The $9.0 million or 14% decrease in revenue was due primarily to lower minimum guarantee (MG) licensing fees recorded in the first quarter of 2019 as compared to the same period in the prior year. During the first quarter of 2018, we recorded approximately $9.6 million in product licensing revenue from three customers with the contractual terms extending beyond 2018. Given the multi-year terms of those contracts, renewals are not expected to take place until after 2019.

Our billings were as follows (in thousands, except for percentages):

	Three Months Ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)	% Change
Total billings	$104,302	$104,268	$34	0%

Total billings in the three months ended March 31, 2019 remained relatively constant as compared to the three months ended March 31, 2018.

With changes in revenue recognition due to the adoption of Topic 606 in 2018, we anticipate our revenue for 2019 will continue to be significantly impacted due principally to our inability to record future billings as revenue in 2019 and later periods, where such revenue arises from minimum guarantee and fixed fee licensing contracts in place prior to adoption of ASC 606 on January 1, 2018. This accounting change will not impact billings or the cash flow from these contracts. Furthermore, we may experience greater variability in quarterly and annual revenue in future periods as a result of the revenue accounting treatment applied to future minimum guarantee and fixed fee licensing contracts. Management plans to place greater emphasis on billings and cash flows rather than revenue and net operating results to internally evaluate our financial performance in future periods.

Cost of Revenue

Cost of revenue consists of royalties paid to third parties and direct compensation and related expenses to provide non-recurring engineering (“NRE”) services.

Cost of revenue for the three months ended March 31, 2019 was $2.2 million, as compared to $2.3 million for the three months ended March 31, 2018. The decrease was primarily due to lower NRE contract delivery costs, which are generally reclassified from research and development as we satisfy the underlying performance obligations.

Research, Development and Other Related Costs

Research and development is conducted primarily in-house and targets development of audio and image enhancement technologies, chip-scale, multi-chip and wafer level packaging, circuitry, 3D-IC architectures, wafer and die bonding technologies and machine learning. Research, development and other related costs include expenses associated with applications engineering necessary to port and integrate our technologies and products on third party silicon and into end devices. These costs consist primarily of compensation and related costs for personnel, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred.

Research, development and other related costs for the three months ended March 31, 2019 were $27.0 million, as compared to $26.5 million for the three months ended March 31, 2018, an increase of $0.5 million or 2%. The increase was primarily driven by an increase of $0.6 million in outside services associated with current R&D activities.

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

Selling, general and administrative expenses for the three months ended March 31, 2019 were $30.6 million, as compared to $34.7 million for the three months ended March 31, 2018, a decrease of $4.1 million or 12%. The decrease was primarily due to a $1.7 million decrease in personnel and retention bonus expenses, a $1.1 million decrease in bank fees due to debt modification and repricing activities in the first quarter of 2018, a $0.5 million decrease in bad debt expense, and a $0.5 million decrease in software licenses subscription fees.

Amortization Expense

Amortization expense for the three months ended March 31, 2019 was $25.5 million, as compared to $27.2 million for the three months ended March 31, 2018, a decrease of $1.7 million. The decrease was primarily attributable to certain intangible assets becoming fully amortized over the past twelve months.

With the acquisition of DTS in 2016, we anticipate that amortization expenses will continue to be a significant expense since we acquired approximately $479 million in intangible assets which will be amortized over the next several years. See “Note 7 - Goodwill and Identified Intangible Assets" in the Notes to Condensed Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the three months ended March 31, 2019 was $1.3 million, as compared to $7.3 million for the three months ended March 31, 2018, a decrease of $6.0 million. The decrease was primarily related to our conclusion of litigation activity through our settlement with Samsung in the fourth quarter of 2018.

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

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Research, development and other related costs	$3,603	$3,094
Selling, general and administrative	4,020	4,314
Total stock-based compensation expense	$7,623	$7,408

Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. For the three months ended March 31, 2019, stock-based compensation expense was $7.6 million, of which $0.1 million related to employee stock options, $6.9 million related to restricted stock awards and units and $0.6 million related to employee stock plan purchases. For the three months ended March 31, 2018, stock-based compensation expense was $7.4 million, of which $0.2 million related to employee stock options, $6.4 million related to restricted stock awards and units and $0.8 million related to employee stock plan purchases. The increase in stock-based compensation for the three months ended March 31, 2019 resulted primarily from a higher volume of restricted stock unit grants.

Interest Expense

Interest expense for the three months ended March 31, 2019 and 2018 was $6.7 million and $6.3 million, respectively. The increase in interest expense in the three months ended March 31, 2019 was primarily a result of higher interest rates due to the variable rate included in our debt, partially offset by a lower average debt balance in the first quarter of 2019 as compared to the first quarter of 2018. Interest expense may increase in future periods if interest rates are to further increase during the remainder of 2019 and in future years.

Other Income and Expense, Net

Other income and expense, net, for the three months ended March 31, 2019 was $2.3 million, as compared to $3.2 million for the three months ended March 31, 2018. Other income and expense was lower in the current year due principally to a decrease of $0.3 million in interest income from significant financing components on licensing contracts under Topic 606, coupled with recognition of an unrealized loss of $0.4 million on our equity investment in Onkyo Corporation common stock, which we did not own in the first quarter of 2018.

Provision for Income Taxes

For the three months ended March 31, 2019, we recorded an income tax benefit of $9.0 million on a pre-tax loss of $34.4 million, which resulted in an effective tax rate of 26.0%. The effective tax rate was primarily related to tax benefit from operational losses and the realization of certain tax credits, offset by foreign withholding taxes, certain non-deductible expenses, and shortfalls from stock-based compensation.

For the three months ended March 31, 2018, we recorded an income tax benefit of $2.6 million on a pre-tax loss of $35.7 million, which resulted in an effective tax rate of 7.4%. The effective tax rate was primarily related to tax benefit from losses and credits generated from operations, offset by foreign withholding taxes, certain non-deductible expenses, valuation allowance recorded against our unutilized tax credits generated in the current year, and shortfalls from stock-based compensation.

Our provision for income taxes is based on our worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in income tax benefit for the three months ended March 31, 2019 as compared to the income tax benefit during the same period in the prior year is largely attributable to the realization of certain tax credits.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.  After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that it was more likely than not that we would not realize certain federal, state and foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset forecasted future tax liabilities. In the future, we may release valuation allowance and recognize certain deferred federal tax assets, deferred state tax assets or deferred tax assets of other foreign subsidiaries depending on achievement of future profitability in relevant jurisdictions, or implementing tax planning strategies that enable us to utilize deferred tax assets that would otherwise be unused. Any release of valuation allowance could have the effect of decreasing the income tax provision in the period the valuation allowance is released. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded.  There can be no assurance that we will generate profits or implement tax strategies in future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are not recoverable.  A provision for a valuation allowance could have the effect of increasing the income tax provision in the period the valuation allowance is provided.

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

The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and IP to manufacturers, foundries, subcontract assemblers and others. The segment includes revenue generated from the technology and IP portfolios of Tessera, Inc., Invensas and Invensas Bonding Technologies, Inc. (formerly Ziptronix, Inc.). Tessera, Inc. pioneered chip-scale packaging solutions. Invensas develops advanced semiconductor packaging and 3D interconnect solutions, including wafer bonding solutions, for applications such as smartphones, tablets, laptops, PCs, data centers and automobiles. We expand our technology and IP offerings in this segment through a combination of internal R&D and acquisitions. We also provide engineering services to customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of our technologies. Through our technology transfer service, we provide detailed documentation outlining design guidelines, process specifications, recommended equipment and process parameters as well as hands-on engineering support to assist our licensees in bringing up and qualifying our technologies at their facilities. This service allows licensees to readily leverage our years of experience and expertise in advanced semiconductor packaging and 3D interconnect technologies, including direct and hybrid bonding.

We do not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
Product Licensing segment	$44,567	$53,216
Semiconductor and IP Licensing segment	12,000	12,316
Total revenue	56,567	65,532
Operating expenses:
Product Licensing segment	45,757	43,891
Semiconductor and IP Licensing segment	10,238	19,430
Unallocated operating expenses (1)	30,569	34,702
Total operating expenses	86,564	98,023
Operating income (loss):
Product Licensing segment	(1,190)	9,325
Semiconductor and IP Licensing segment	1,762	(7,114)
Unallocated operating expenses (1)	(30,569)	(34,702)
Total operating loss	$(29,997)	$(32,491)

(1) Unallocated operating expenses consist primarily of selling, general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $385.8 million in goodwill at March 31, 2019, approximately $378.1 million is allocated to our Product Licensing reporting segment and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting segment.

For the three months ended March 31, 2019, the unallocated expenses were $30.6 million compared to $34.7 million for the three months ended March 31, 2018. The decrease of $4.1 million was primarily attributable to decreases in personnel related expenses, debt modification and repricing fees, bad debt expense, and software licenses subscription cost.

Product Licensing Segment

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
Royalty and license fees	$44,567	$53,216
Total revenue	44,567	53,216
Operating expenses:
Cost of revenue	2,207	2,324
Research, development and other related costs	21,123	19,520
Litigation	245	(3)
Amortization	22,182	22,050
Total operating expenses	45,757	43,891
Total operating income (loss)	$(1,190)	$9,325

Product Licensing revenue for the three months ended March 31, 2019 was $44.6 million as compared to $53.2 million for the three months ended March 31, 2018. The $8.6 million or 16% decrease in revenue was due primarily to lower minimum guarantee (MG) licensing fees recorded in the first quarter of 2019 as compared to the same period in the prior year, partially offset by higher audit settlements. During the first quarter of 2018, we recorded approximately $9.6 million in product licensing revenue from three customers with the contractual terms extending beyond 2018. Given the multi-year terms of those contracts, renewals of those contracts are not expected to take place until after 2019.

	Three Months Ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)	% Change
Product Licensing billings	$60,888	$61,231	$(343)	(1)%

The decrease for the three months ended March 31, 2019 was primarily driven by a decline of $4.7 million in billings from the mobile market primarily due to an ongoing contract interpretation issue with a customer, and secondly by reduced NRE billings in the automotive market. These decreases were mostly offset by an increase in audit recoveries, amounting to $4.9 million during the first quarter of 2019.

Due to adoption of Topic 606, we anticipate Product Licensing revenue for 2019 will continue to be impacted due principally to our inability to record further billings as revenue in 2019 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018, offset by the impact of recording the full present value of fixed fee and minimum guarantee contracts upon their effective date which accelerates revenue recognition on new contracts as compared to revenue recognition under Topic 605. Further, we expect greater variability in quarterly and annual revenue in our Product Licensing segment in future periods as a result of the revenue accounting treatment applied to minimum guarantee and fixed fee licensing contracts.

Operating expenses for the three months ended March 31, 2019 were $45.8 million and consisted of cost of revenue of $2.2 million, research, development and other related costs of $21.1 million, litigation costs of $0.2 million and amortization costs of $22.2 million. The increase of $1.9 million in total operating expenses as compared to $43.9 million for the three months ended March 31, 2018 was primarily driven by higher outside services, equipment and supplies, and stock-based compensation in R&D related costs.

Operating loss for the three months ended March 31, 2019 was $1.2 million compared to operating income of $9.3 million for the three months ended March 31, 2018, with the variance due to the reasons stated above.

Semiconductor and IP Licensing Segment

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
Royalty and license fees	$12,000	$12,316
Total revenue	12,000	12,316
Operating expenses:
Research, development and other related costs	5,916	6,995
Litigation	1,045	7,319
Amortization	3,277	5,116
Total operating expenses	10,238	19,430
Total operating income (loss)	$1,762	$(7,114)

Semiconductor and IP Licensing segment revenue for the three months ended March 31, 2019 was $12.0 million as compared to $12.3 million for the three months ended March 31, 2018. The $0.3 million or 3% decrease in revenue was primarily caused by lower per-unit royalties in the first quarter of 2019.

	Three Months Ended
	March 31, 2019	March 31, 2018	Increase/ (Decrease)	% Change
Semiconductor and IP Licensing billings	$43,414	$43,037	$377	1%

The increase in Semiconductor and IP Licensing billings was primarily driven by the Samsung settlement and license agreement executed in December 2018 and higher per-unit royalties from a significant customer, which more than offset the declines resulting from settlement and license agreements expiring at the end of 2018 and other reductions in payments from existing settlement and license agreements.

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

Operating expenses for the three months ended March 31, 2019 were $10.2 million and consisted of research, development and other related costs of $5.9 million, litigation costs of $1.0 million and amortization costs of $3.3 million. The decrease of $9.2 million in total operating expenses as compared to $19.4 million for the three months ended March 31, 2018, resulted primarily from lower litigation costs as a result of concluding the legal proceedings against Samsung in December 2018, and secondarily from lower R&D cost and amortization.

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

Operating income for the three months ended March 31, 2019 was $1.8 million compared to operating loss of $7.1 million for the three months ended March 31, 2018, with the variance due to the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$76,489	$113,625
Short-term investments	31,000	40,739
Total cash, cash equivalents and short-term investments	$107,489	$154,364
Percentage of total assets	9%	12%

	Three Months Ended
	March 31, 2019	March 31, 2018
Net cash from operating activities	$13,821	$4,650
Net cash from investing activities	$8,632	$15,572
Net cash from financing activities	$(59,589)	$(123,516)

Our primary sources of liquidity and capital resources are our operating cash flows and our investment portfolio. Cash, cash equivalents and short-term investments were $107.5 million at March 31, 2019, a decrease of $46.9 million from $154.4 million at December 31, 2018. This decrease resulted primarily from $50.0 million in voluntary pay-down of debt principal and $9.8 million in dividends paid, which was partially offset by $13.8 million in cash generated from operations. Cash and cash equivalents were $76.5 million at March 31, 2019, a decrease of $37.1 million from $113.6 million at December 31, 2018.

Cash flows provided by operations were $13.8 million for the three months ended March 31, 2019, primarily due to our net loss of $25.4 million being adjusted for non-cash items of depreciation of $1.7 million, amortization of intangible assets of $25.5 million, stock-based compensation expense of $7.6 million and $18.3 million in changes in operating assets and liabilities. These increases were partially offset by a reduction of $14.7 million in deferred income taxes.

Cash flows provided by operations were $4.7 million for the three months ended March 31, 2018, primarily due to our net loss of $33.0 million being adjusted for non-cash items of depreciation of $1.8 million, amortization of intangible assets of $27.2 million, stock-based compensation expense of $7.4 million and $7.0 million in changes in operating assets and liabilities. These increases were partially offset by a net reduction of $6.7 million in deferred income taxes.

Net cash provided by investing activities was $8.6 million for the three months ended March 31, 2019, primarily related to maturities and sales of securities of $9.5 million, partially offset by $0.9 million in capital expenditures.

Net cash provided by investing activities was $15.6 million for the three months ended March 31, 2018, primarily related to maturities and sales of short-term investments of $16.3 million partially offset by $0.8 million in capital expenditures.

Net cash used in financing activities was $59.6 million for the three months ended March 31, 2019 principally due to $50.0 million in a partial pay-down of debt principal, $9.8 million in dividends paid and $3.1 million in repurchases of common stock, partially offset by $3.4 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities including corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. We invest excess cash predominantly in high-quality investment grade debt securities with less than three years to maturity. Our marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Under Topic 321, we measure equity securities with readily determinable market value at fair value and recognize any changes in fair value in net income (loss). We recorded unrealized losses of approximately $0.4 million on this investment in the first quarter of 2019, and we have recorded cumulative unrealized losses of $2.6 million since we made this investment.

We evaluate our debt securities periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of those investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three months ended March 31, 2019 and 2018, no impairment charges were recorded with respect to our investments in debt securities.

On December 1, 2016, we entered into a Credit Agreement which provided for a $600.0 million seven-year term B loan facility. The Term B Loan Facility matures on November 30, 2023. Upon the closing of the Credit Agreement, we borrowed $600.0 million under the Term B Loan facility. These proceeds were used on December 1, 2016, together with cash and cash equivalents, to finance the acquisition of DTS. The obligations under the Credit Agreement are guaranteed by substantially all of our assets pursuant to the Security Agreement, dated December 1, 2016, among us, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto. On January 23, 2018, we completed a repricing of our debt, reducing the borrowing rate by 75 basis points, and paid down $100.0 million in principal balance. On March 29, 2019, we made another voluntary principal payment of $50.0 million.

At March 31, 2019, $444.0 million was outstanding under this loan facility with an interest rate, including amortization of debt issuance costs, of 5.4%. Interest is payable monthly. As the cumulative $150.0 million prepayments of debt principal we made in January 2018 and March 2019, respectively, exceeded the minimum principal payment requirements, we expect to have no further principal payment requirements until maturity of the loan, subject to our expected achievement of a net leverage ratio, as defined in the loan agreement, below 2.0 at the end of each fiscal year end. Because the interest rate on the loan facility is variable, we are subject to variations in our cash flows based on changes in market interest rates.

In August 2007, our Board of Directors ("the Board") authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2019, the total amount available for repurchase under the plan was $101.4 million. No expiration has been specified for this plan. Since the inception of the plan, and through March 31, 2019, we have repurchased approximately 13.3 million shares of common stock at a total cost of $348.6 million at an average price of $26.25. During the three months ended March 31, 2019, we made no stock repurchases. We plan to continue to execute authorized repurchases from time to time under the plan.

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

Contractual Cash Obligations

Our operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility and equipment operating leases. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term. See “Note 13 – Leases” of the Notes to Condensed Consolidated Financial Statements for additional information.

As of March 31, 2019, we had accrued $14.6 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, and accrued approximately $1.0 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.

See “Note 14 - Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are detailed in "Note 2 - Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to our accounting policies as a result of adopting Topic 842 are discussed in “Note 2 - Summary of Significant Accounting Policies” and “Note 13 - Leases” of the Notes to Condensed Consolidated Financial Statements. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

The parties have both filed second round motions for summary judgment, and Toshiba has filed a motion to strike two of Tessera’s expert reports.  All three motions are set to be heard on August 22, 2019.  Trial is set for October 19, 2020.

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

We have earned a significant amount of our revenue from a limited number of customers. For the three months ended March 31, 2019, there was one customer that accounted for 10% or more of total revenue. For the three months ended March 31, 2019, there were two customer that accounted for 10% or more of total billings. We expect that a significant portion of our billings and revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our billings and revenue could decrease substantially. In addition, historically a significant portion of our recurring billings were the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. which we received our last payments from in the fourth quarter of 2018. If we are unable to replace the billings from an expiring license or at the end of structured payment terms of a settlement agreement with similar billings from other customers, our revenue and billings could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.

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

The DTS acquisition was financed with existing cash balances and a $600 million secured term loan, with $444 million remaining outstanding under the loan as of March 31, 2019. The combination of reduced cash balances and the incurrence of substantial long-term debt could limit our ability to make future acquisitions, investments and capital expenditures that may be necessary or desirable for the operation or expansion of our business.  Moreover, our ability to service the principal and interest payments on such indebtedness will depend on our continuing ability to generate requisite cash flow from our existing and acquired business operations.  The terms of the indebtedness include covenants that may limit our operating flexibility and create a risk of default if we are unable to meet financial ratios and other covenant requirements.  While we made voluntary prepayments of $100 million and $50 million of principal on the indebtedness in January 2018 and March 2019, respectively, we may be unable to generate sufficient cash flow to make principal and interest payments in future periods, and in any event, we may be required to refinance the remaining indebtedness upon its maturity in 2023.  We may be unable to refinance such indebtedness on favorable terms or at all.  For example, a downgrade in our credit rating could make any such refinancing more difficult to secure on favorable terms.  A default under, or inability to refinance, our indebtedness could substantially adversely affect our continuing financial viability, and could lead to insolvency, bankruptcy, and the reduction or elimination of stockholders’ equity.

Our variable rate indebtedness may expose us to interest rate risk, which could cause our debt costs to increase significantly.

As of March 31, 2019, we had $444.0 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At March 31, 2019, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $4.4 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate during 2019, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

We are or may become involved in litigation and administrative proceedings involving some of our patents; any adverse decisions, findings of non-infringement, or invalidation or limitation of the scope of our patents could significantly harm our business.

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

In the future, our licensed technologies may also compete with other technologies that emerge. These other technologies may be less expensive and provide higher performance than our solutions. Companies with these competing technologies may also have greater resources. Technological change could render our technologies obsolete, and new, competitive technologies could emerge that achieve broad adoption and adversely affect the use of our technologies and intellectual property.

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

A number of companies in the semiconductor and consumer electronics industries face severe financial difficulties from time to time. As a result, there have been bankruptcies and restructuring of companies in these industries.  Customers may face financial difficulties which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license or settlement agreements. Our customers may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult, which could adversely impact our business, financial condition, results of operations and cash flows.

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

Similarly, our audio licensing royalties from consumer electronics product manufacturers depend, in large part, upon the availability of ICs that implement our technologies. IC manufacturers incorporate our audio technologies into these ICs, which are then incorporated into consumer electronics products. We do not manufacture these ICs, but rather depend upon IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. If these IC manufacturers are unable or unwilling to implement our technologies into their ICs, production is delayed, or if they sell fewer ICs incorporating our technologies, our operating results and cash flows could be adversely affected.

The investment of our cash, cash equivalents and investments in marketable debt and equity securities is subject to risks which may cause losses and affect the liquidity of these investments.

At March 31, 2019, we held approximately $76.5 million in cash and cash equivalents and $31.0 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our debt investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Upon making the investment, we held a 6.3% ownership interest in Onkyo. The market value of our equity investment in Onkyo has decreased by approximately $2.6 million since our initial investment. The financial market and monetary risks associated with our investment portfolio have and may in the future have a material adverse effect on our financial condition, results of operations or cash flows.

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

Until recently, video and audio content was purchased and consumed primarily via optical disc-based media. The growth of the internet and network-connected device usage, along with the rapid advancement of online and mobile content delivery, has resulted in download and streaming services becoming mainstream with consumers in various parts of the world. We expect the shift away from optical disc-based media to streaming and downloadable content consumption to continue. If we fail to continue to penetrate the streaming and downloadable content delivery market, our audio business could suffer.

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

Our future effective tax rate may be affected by such factors as changes in tax laws, changing interpretation and new guidance related to the Tax Act, withholding tax determinations by foreign tax authorities, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in the composition of global earnings, the expiration of statute of limitations, settlements of audits, changes in our domestic and international organization and changes in overall levels of income before tax.

In order to measure our financial performance, we place greater emphasis on billings and operating cash flows rather than revenue and net operating results, and this emphasis may be misunderstood by investors or create a conflict with the financial measures typically used by investors.

The adoption of ASU 2014-09 had a material impact on the timing of revenue recognition in our business.  However, it had no impact on customer billings or the cash flow from our contracts with customers.  Our management places greater emphasis on billings and operating cash flows rather than revenue and net operating results to evaluate our financial performance. Our financial performance may appear significantly different when measured by operating cash flows rather than net operating results.  Because performance bonuses are earned based on billings based metrics, such bonuses may be higher in years with lower net operating results, or lower in years with higher net operating results, which may confuse investors and analysts.  Investors and analysts may place greater emphasis on measures of revenue and net operating results in evaluating the Company’s financial performance, notwithstanding management’s focus on billings and operating cash flows.  Differences in perception of the Company’s financial performance could materially impact the price and volatility in the price of our common stock.

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

The need for a valuation allowance requires an assessment of both positive and negative evidence on a jurisdiction-by-jurisdiction basis when determining whether it is more likely than not that deferred tax assets are recoverable.  In making such assessment, significant weight is given to evidence that can be objectively verified. In the future, new facts and circumstances and new guidance related to the Tax Act may require us to reevaluate our valuation allowance positions which could potentially affect our effective tax rate.

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

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2019, the total amount available for repurchase under the plan was $101.4 million.

The amount of repurchases under our stock repurchase program will vary. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. In 2017, we repurchased approximately 654,000 shares for an aggregate amount of $15.3 million. In 2018, we repurchased approximately 2,137,000 shares for an aggregate amount of $41.4 million. In the first quarter of 2019, we did not repurchase any shares.  Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. The terms of our current or future debt agreements could limit our ability to repurchase shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

In August 2007, the Company’s Board of Directors authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. We made no stock repurchases during the first quarter of 2019. At March 31, 2019, the total amount available for repurchase under our stock repurchase program was $101.4 million.

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

10.1	Form of Severance Agreement, dated February 25, 2019, by and between the Registrant and each of Robert Andersen, Geir Skaaden, and Paul Davis

10.2	Form of Change in Control Severance Agreement, dated February 25, 2019, by and between the Registrant and each of Robert Andersen, Geir Skaaden, and Paul Davis

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2019

XPERI CORPORATION

By:	/s/ Jon Kirchner
Jon Kirchner Chief Executive Officer