Form 10-Q
period 2019-06-30
Xperi Corp
filed 2019-08-06
CIK 1690666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37956

XPERI CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-4465732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3025 Orchard Parkway, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

(408) 321-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.001 per share)	XPER	Nasdaq Global Select Market

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2019 was 49,340,897.

XPERI CORPORATION

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(31,592)	$(61,273)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	3,427	3,437
Amortization of intangible assets	50,773	54,365
Stock-based compensation expense	14,844	14,627
Deferred income taxes	(24,233)	(14,590)
Other	(248)	1,720
Changes in operating assets and liabilities:
Accounts receivable	3,681	(3,201)
Unbilled contracts receivable, net	65,347	66,891
Other assets	4,504	424
Accounts payable	1,721	(1,443)
Accrued and other liabilities	(17,036)	(23,925)
Deferred revenue	(2,295)	2,203
Net cash from operating activities	68,893	39,235
Cash flows from investing activities:
Purchases of property and equipment	(6,543)	(2,024)
Proceeds from sale of property and equipment	55	—
Acquisition, net of cash acquired	—	(500)
Purchases of intangible assets	—	(350)
Purchases of short-term investments	(22,693)	—
Proceeds from sales of investments	4,500	8,540
Proceeds from maturities of investments	12,990	14,200
Net cash from investing activities	(11,691)	19,866
Cash flows from financing activities:
Dividend paid	(19,686)	(19,689)
Repayment of debt	(100,000)	(100,000)
Proceeds from exercise of stock options	520	8,000
Proceeds from employee stock purchase program	3,111	3,402
Repurchase of common stock	(4,264)	(33,270)
Net cash from financing activities	(120,319)	(141,557)
Net decrease in cash and cash equivalents	(63,117)	(82,456)
Cash and cash equivalents at beginning of period	113,625	138,260
Cash and cash equivalents at end of period	$50,508	$55,804
Supplemental disclosure of cash flow information:
Interest paid	$11,628	$11,227
Income taxes paid, net of refunds	$6,457	$8,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$50,508	$113,625
Short-term investments	47,810	40,739
Accounts receivable, net	26,495	30,294
Unbilled contracts receivable	169,811	195,436
Other current assets	13,210	17,434
Total current assets	307,834	397,528
Long-term unbilled contracts receivable	43,699	86,280
Property and equipment, net	34,120	31,037
Operating lease right-of-use assets	19,600	—
Intangible assets, net	276,948	327,720
Goodwill	385,784	385,784
Other assets	6,752	6,758
Total assets	$1,074,737	$1,235,107
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,485	$2,764
Accrued legal fees	2,480	2,920
Accrued liabilities	32,795	45,336
Deferred revenue	835	3,130
Total current liabilities	40,595	54,150
Long-term deferred tax liabilities	41,035	64,994
Long-term debt, net	383,450	482,193
Noncurrent operating lease liabilities	15,355	—
Other long-term liabilities	15,813	15,623
Total liabilities	496,248	616,960
Commitments and contingencies (Note 14)
Xperi stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 63,328 and 62,212 shares issued, respectively, and 49,338 and 48,408 shares outstanding, respectively	63	62
Additional paid-in capital	749,187	730,695
Treasury stock at cost: 13,990 and 13,804 shares of common stock at each period end, respectively	(368,459)	(364,195)
Accumulated other comprehensive loss	(60)	(328)
Retained earnings	199,759	253,208
Total Xperi stockholders’ equity	580,490	619,442
Noncontrolling interest	(2,001)	(1,295)
Total equity	578,489	618,147
Total liabilities and equity	$1,074,737	$1,235,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Royalty and license fees	$75,115	$63,954	$131,682	$129,486
Total revenue	75,115	63,954	131,682	129,486
Operating expenses:
Cost of revenue	2,529	2,080	4,736	4,404
Research, development and other related costs	25,704	25,170	52,743	51,685
Selling, general and administrative	28,653	30,476	59,222	65,178
Amortization expense	25,314	27,199	50,773	54,365
Litigation expense	1,231	6,635	2,521	13,951
Total operating expenses	83,431	91,560	169,995	189,583
Operating loss	(8,316)	(27,606)	(38,313)	(60,097)
Interest expense	(6,199)	(6,200)	(12,884)	(12,518)
Other income and expense, net	4,806	2,229	7,108	5,383
Loss before taxes	(9,709)	(31,577)	(44,089)	(67,232)
Benefit from income taxes	(3,547)	(3,321)	(12,497)	(5,959)
Net loss	$(6,162)	$(28,256)	$(31,592)	$(61,273)
Less: net loss attributable to noncontrolling interest	(341)	—	(688)	—
Net loss attributable to Xperi	$(5,821)	$(28,256)	$(30,904)	$(61,273)
Loss per share attributable to Xperi:
Basic	$(0.12)	$(0.58)	$(0.63)	$(1.25)
Diluted	$(0.12)	$(0.58)	$(0.63)	$(1.25)
Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40
Weighted average number of shares used in per share calculations-basic	49,259	49,060	48,918	49,110
Weighted average number of shares used in per share calculations-diluted	49,259	49,060	48,918	49,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(6,162)	$(28,256)	$(31,592)	$(61,273)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax	90	64	268	(153)
Other comprehensive income (loss)	90	64	268	(153)
Comprehensive loss	(6,072)	(28,192)	(31,324)	(61,426)
Less: comprehensive loss attributable to noncontrolling interest	(341)	—	(688)	—
Comprehensive loss attributable to Xperi	$(5,731)	$(28,192)	$(30,636)	$(61,426)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Total Xperi Stockholders' Equity
Three Months Ended June 30, 2019	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at April 1, 2019	49,209	$63	$741,703	13,942	$(367,326)	$(150)	$215,444	$(1,664)	$588,070
Issuance of subsidiary shares to noncontrolling interest	—	—	(4)	—	—	—	—	4	—
Net loss	—	—	—	—	—	—	(5,821)	(341)	(6,162)
Other comprehensive income	—	—	—	—	—	90	—	—	90
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(9,864)	—	(9,864)
Issuance of common stock in connection with exercise of stock options	18	—	267	—	—	—	—	—	267
Issuance of restricted stock, net of shares canceled	159	—	—	—	—	—	—	—	—
Repurchases of common stock, shares exchanged	(48)	—	—	48	(1,133)	—	—	—	(1,133)
Stock-based compensation expense	—	—	7,221	—	—	—	—	—	7,221
Balance at June 30, 2019	49,338	$63	$749,187	13,990	$(368,459)	$(60)	$199,759	$(2,001)	$578,489

	Total Xperi Stockholders' Equity
Six Months Ended June 30, 2019	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at January 1, 2019	48,408	$62	$730,695	13,804	$(364,195)	$(328)	$253,208	$(1,295)	$618,147
Issuance of subsidiary shares to noncontrolling interest	—	—	18	—	—	—	—	(18)	—
Net loss	—	—	—	—	—	—	(30,904)	(688)	(31,592)
Other comprehensive income	—	—	—	—	—	268	—	—	268
Other (1)	—	—	—	—	—	—	(2,859)	—	(2,859)
Cash dividends paid on common stock ($0.40 per share)	—	—	—	—	—	—	(19,686)	—	(19,686)
Issuance of common stock in connection with exercise of stock options	32	—	519	—	—	—	—	—	519
Issuance of common stock in connection with employee common stock purchase plan	227	—	3,111	—	—	—	—	—	3,111
Issuance of restricted stock, net of shares canceled	857	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(186)	—	—	186	(4,264)	—	—	—	(4,264)
Stock-based compensation expense	—	—	14,844	—	—	—	—	—	14,844
Balance at June 30, 2019	49,338	$63	$749,187	13,990	$(368,459)	$(60)	$199,759	$(2,001)	$578,489
(1)	Refer to “Note 1 – The Company and Basis of Presentation.”

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands)

(unaudited)

	Total Xperi Stockholders' Equity
Three Months Ended June 30, 2018	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Total Equity
Balance at April 1, 2018	49,225	$61	$698,297	12,284	$(337,258)	$(520)	$249,781	$610,361
Net loss	—	—	—	—	—	—	(28,256)	(28,256)
Other comprehensive income	—	—	—	—	—	64	—	64
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(9,803)	(9,803)
Issuance of common stock in connection with exercise of stock options	381	1	7,171	—	—	—	—	7,172
Issuance of restricted stock, net of shares canceled	104	—	—	—	—	—	—	-
Repurchases of common stock, shares exchanged	(22)	—	—	22	(420)	—	—	(420)
Repurchases of common stock	(726)	—	—	726	(14,989)	—	—	(14,989)
Stock-based compensation expense	—	—	7,219	—	—	—	—	7,219
Balance at June 30, 2018	48,962	$62	$712,687	13,032	$(352,667)	$(456)	$211,722	$571,348

	Total Xperi Stockholders' Equity
Six Months Ended June 30, 2018	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Total Equity
Balance at January 1, 2018	49,103	$60	$686,660	11,505	$(319,397)	$(303)	$68,556	$435,576
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	—	224,128	224,128
Net loss	—	—	—	—	—	—	(61,273)	(61,273)
Other comprehensive loss	—	—	—	—	—	(153)	—	(153)
Cash dividends paid on common stock ($0.40 per share)	—	—	—	—	—	—	(19,689)	(19,689)
Issuance of common stock in connection with exercise of stock options	427	1	7,998	—	—	—	—	7,999
Issuance of common stock in connection with employee common stock purchase plan	178	—	3,402	—	—	—	—	3,402
Issuance of restricted stock, net of shares canceled	781	1	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(155)	—	—	155	(3,321)	—	—	(3,321)
Repurchases of common stock	(1,372)	—	—	1,372	(29,949)	—	—	(29,949)
Stock-based compensation expense	—	—	14,627	—	—	—	—	14,627
Balance at June 30, 2018	48,962	$62	$712,687	13,032	$(352,667)	$(456)	$211,722	$571,348

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

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2019 and 2018, and for the three and six months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2018 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019 (the “Form 10-K”).

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019 or any future period and the Company makes no representations related thereto.

In the fourth quarter of 2018, the Company funded a new entity and issued shares to non-controlling interests. At the end of the fourth quarter of 2018, the entity was approximately 85% owned by the Company. As a result of issuing new shares in such entity to noncontrolling interests during the first six months of 2019, the Company’s ownership interest of the entity decreased to approximately 84% as of June 30, 2019. The operating results of this entity have been consolidated in the Company’s consolidated financial statements since the fourth quarter of 2018.

In the first quarter of 2019, the Company recorded an out-of-period adjustment to decrease current unbilled receivables and decrease retained earnings by $2.9 million to correct an error that originated in the first quarter of 2018 in connection with its adoption of Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” The adjustment relates to an error in the Company’s interpretation of the payment terms of a contract entered into in a prior year. The Company determined that the error was not material to any of its prior annual and interim period financial statements, and the impact of correcting it is not considered to be material to the financial statements for the three and six months ended June 30, 2019.

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

In February 2016, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. On January 1, 2019, the Company adopted the amendments to Topic 815. Adoption did not have a material impact on the Company’s consolidated financial statements.

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

Additional Disclosures Under Topic 606

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$2,124	$1,642	$3,167	$1,995
Performance obligations satisfied in previous periods (true ups and licensee reporting adjustments)*	$2,472	$54	$3,637	$54

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

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under the Company’s engineering services contracts. The Company's remaining revenue under contracts with performance obligations was as follows (in thousands):

	As of
	June 30, 2019	December 31, 2018
Revenue from contracts with performance obligations expected to be satisfied in:
One year or less	$867	$3,080
More than one year but less than two years	—	2,289
Total	$867	$5,369

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

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid income taxes	$1,970	$6,768
Prepaid expenses	8,140	8,293
Other	3,100	2,373
	$13,210	$17,434

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Equipment, furniture and other	$32,340	$28,798
Building and improvements	18,258	18,258
Land	5,300	5,300
Leasehold improvements	9,027	6,367
	64,925	58,723
Less: accumulated depreciation and amortization	(30,805)	(27,686)
	$34,120	$31,037

Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 amounted to $1.8 million and $1.7 million, respectively.

Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 amounted to $3.4 million and $3.4 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Employee compensation and benefits	$12,566	$26,858
Third-party royalties	5,852	7,140
Current portion of operating lease liabilities	5,648	—
Accrued expenses	3,620	3,994
Other	5,109	7,344
	$32,795	$45,336

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Unrealized loss on available-for-sale debt securities, net of tax	$(60)	$(328)
	$(60)	$(328)

Other income and expense, net, consisted of the following (in thousands):

	Three Months Ended,		Six Months Ended,
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income from significant financing components under Topic 606	$1,854	$2,148	$3,720	$4,299
Interest income from investments	682	214	1,282	464
Unrealized gain on marketable equity securities	2,032	—	1,622	—
Other income	238	(133)	484	620
	$4,806	$2,229	$7,108	$5,383

NOTE 5 – FINANCIAL INSTRUMENTS

The Company has investments in debt securities which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and in equity securities consisting of money market funds and common equity securities of a publicly traded Japanese company. The Company classifies its debt securities as available-for-sale, which are accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain or loss on the Condensed Consolidated Balance Sheets. Under ASU 2016-01 (Topic 321), equity securities are measured at fair value with unrealized gains and losses recognized in other income and expense, net, on the Condensed Consolidated Statement of Operations.

The following is a summary of marketable securities at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$34,510	$14	$(70)	$34,454
Commercial paper	2,292	5	—	2,297
Treasury and agency notes and bills	6,000	—	(9)	5,991
Total debt securities	42,802	19	(79)	42,742
Marketable equity securities	5,662	—	(594)	5,068
Total equity securities	5,662	—	(594)	5,068
Total marketable securities	$48,464	$19	$(673)	$47,810
Reported in:
Cash and cash equivalents				$—
Short-term investments				47,810
Total marketable securities				$47,810

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$28,623	$—	$(275)	$28,348
Commercial paper	2,999	—	—	2,999
Treasury and agency notes and bills	6,000	—	(53)	5,947
Total debt securities	37,622	—	(328)	37,294
Money market funds	11,499	—	—	11,499
Marketable equity securities	5,662	—	(2,217)	3,445
Total equity securities	17,161	—	(2,217)	14,944
Total marketable securities	$54,783	$—	$(2,545)	$52,238
Reported in:
Cash and cash equivalents				$11,499
Short-term investments				40,739
Total marketable securities				$52,238

At June 30, 2019 and December 31, 2018, the Company had $98.3 million and $154.4 million, respectively, in cash, cash equivalents and short-term investments. These balances include $50.5 million and $102.1 million in cash held in operating accounts not included in the tables above at June 30, 2019 and December 31, 2018, respectively.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not significant during the three and six months ended June 30, 2019 and 2018, respectively.

Unrealized losses on marketable debt securities were $0.1 million and $0.3 million, net of tax, as of June 30, 2019 and December 31, 2018, respectively. These amounts were related to temporary fluctuations in value of available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of June 30, 2019 because the Company has the intent and ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and six months ended June 30, 2019 and 2018, respectively, the Company did not record any impairment charges related to its marketable debt securities.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale debt securities at June 30, 2019 and December 31, 2018, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$11,477	$(20)	$16,044	$(50)	$27,521	$(70)
Treasury and agency notes and bills	5,991	(9)	—	—	5,991	(9)
Total	$17,468	$(29)	$16,044	$(50)	$33,512	$(79)

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$5,488	$(2)	$22,860	$(273)	$28,348	$(275)
Commercial paper	2,999	—	—	—	2,999	—
Treasury and agency notes and bills	—	—	5,947	(53)	5,947	(53)
Total	$8,487	$(2)	$28,807	$(326)	$37,294	$(328)

The estimated fair value of marketable debt securities by contractual maturity at June 30, 2019 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$27,258
Due in one to two years	15,484
Total	$42,742

Equity Securities

There were no realized gains or losses on sales of equity securities during the three and six months ended June 30, 2019 and 2018.

On September 19, 2018, the Company purchased seven million common shares of Onkyo Corporation (“Onkyo”), a publicly traded Japanese company and a long-standing customer of the Company, pursuant to the Capital Alliance Agreement (“Agreement”) entered into between the two parties on September 3, 2018. Upon making the investment, the Company held a 6.3% ownership interest in Onkyo and had one representative appointed to the board of directors of a subsidiary of Onkyo in November 2018. The Agreement contemplated that the parties would negotiate a business alliance agreement aimed at collaborating on certain new product development. On May 14, 2019, Sound United LLC announced that it had entered into a term sheet agreement to acquire Onkyo’s consumer audio division. Given the anticipated acquisition, the Company determined not to continue discussions on the business alliance and determined not to appoint a representative to serve on the board of directors of Onkyo. On July 5, 2019, the Company sold approximately 2.8 million shares of Onkyo stock. The Company intends to sell the remaining shares over time depending on market conditions.

The Company had unrealized gains on its Onkyo investment of $2.0 million and $1.6 million during the three and six months ended June 30, 2019, respectively, and none for the three and six months ended June 30, 2018. Cumulative unrealized losses on the investment amounted to $0.6 million through June 30, 2019.

Derivatives

From time to time, the Company may use derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. Cash flows from the derivative programs are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

The Company’s derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts, which are used primarily to hedge balance sheet and certain expenditure exposures. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. All significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing. For additional information related to the three-level hierarchy of fair value measurements, see “Note 6 – Fair Value.”

Under the Company’s policy election, these derivatives are not designated as hedge instruments, and are measured and reported at fair value. Changes in the fair value of these undesignated derivatives are reported in other income and expense, net, on the Condensed Consolidated Statements of Operations. Realized losses were not significant in the three and six months ended June 30, 2019. There were no derivative instruments outstanding as of June 30, 2019. The Company did not engage in derivative contracts in 2018.

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2018 and June 30, 2019.

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of June 30, 2019 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Marketable equity securities (1)	$5,068	$5,068	$—	$—
Commercial paper - debt securities (1)	2,297	—	2,297	—
Corporate bonds and notes - debt securities (1)	34,454	—	34,454	—
Treasury and agency notes and bills - debt securities (1)	5,991	—	5,991	—
Total Assets	$47,810	$5,068	$42,742	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at June 30, 2019:

(1)	Reported as short-term investments.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s long-term debt is carried at historical cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$383,450	$379,745	$482,193	$450,083
(1)

Carrying amounts of long-term debt are net of unamortized debt issuance costs of $10.6 million and $11.8 million as of June 30, 2019 and December 31, 2018, respectively. See “Note 8 – Debt” for additional information.

The Company’s long-term debt, net, is classified within Level 2. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The Company's reporting units include the Product Licensing segment and the Semiconductor and IP Licensing segment. Of the carrying value of goodwill, approximately $378.1 million was allocated to the Product Licensing segment and approximately $7.7 million was allocated to the Semiconductor and IP Licensing segment as of June 30, 2019 and December 31, 2018.

Identified intangible assets consisted of the following (in thousands):

	Average	June 30, 2019			December 31, 2018
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$146,684	$(132,795)	$13,889	$146,684	$(128,691)	$17,993
Existing technology	5-10	206,878	(113,489)	93,389	206,878	(96,089)	110,789
Customer contracts and related relationships	3-9	291,769	(148,613)	143,156	291,769	(121,831)	169,938
Trademarks/trade name	4-10	40,083	(13,569)	26,514	40,083	(11,083)	29,000
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total intangible assets		$687,645	$(410,697)	$276,948	$687,645	$(359,925)	$327,720

Amortization expense for the three months ended June 30, 2019 and 2018 amounted to $25.3 million and $27.2 million, respectively.

Amortization expense for the six months ended June 30, 2019 and 2018 amounted to $50.8 million and $54.4 million, respectively.

As of June 30, 2019, the estimated future amortization expense of total intangible assets was as follows (in thousands):

2019 (remaining 6 months)	$49,173
2020	88,231
2021	80,522
2022	32,083
2023	21,203
Thereafter	5,736
$276,948

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

On January 23, 2018, the Company and the loan parties entered into an amendment to the Credit Agreement (the “Amendment”). In connection with the Amendment, the Company made a voluntary prepayment of $100.0 million of the term loan outstanding under the Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a replacement of the outstanding initial term loan with the new tranche term B-1 loan (the “Amended Term B Loan”) in a principal amount of $494.0 million, (ii) a reduction of the interest rate margin applicable to such loan to (x) in the case of Eurodollar loans, 2.50% per annum and (y) in the case of base rate loans, 1.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the Amended Term B Loan within six months of the closing date of the Amendment, and (iv) certain amendments to provide the Company with additional flexibility under the covenant governing restricted payments. Using cash on hand, the Company made two voluntary prepayments of $50.0 million each on March 29, 2019 and June 28, 2019.

The Company’s obligations under the Credit Agreement, as amended by the Amendment, continue to be guaranteed by substantially all of the Company’s subsidiaries, and secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Company was in compliance with all requirements during the three and six months ended June 30, 2019.

At June 30, 2019, $394.0 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 5.6%. Interest is payable monthly. There were also $10.6 million of unamortized debt issuance costs recorded as a reduction of the long-term portion of the debt. Interest expense was $6.2 million and $12.9 million for the three and six months ended June 30, 2019, respectively. Interest expense was $6.2 million and $12.5 million for the three and six months ended June 30, 2018, respectively. Amortized debt issuance costs, which were included in interest expense, amounted to $0.6 million and $1.3 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2019 (remaining 6 months)	$—
2020	—
2021	—
2022	—
2023	394,000
Thereafter	—
Total	$394,000

NOTE 9 – NET LOSS PER SHARE

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s loss per share calculation for the three and six months ended June 30, 2019 and 2018.

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Denominator:
Weighted average common shares outstanding	49,259	49,060	48,918	49,110
Less: shares of restricted stock subject to repurchase	—	—	—	—
Total common shares-basic	49,259	49,060	48,918	49,110
Effect of dilutive securities:
Options	—	—	—	—
Restricted stock awards and units	—	—	—	—
Total common shares-diluted	49,259	49,060	48,918	49,110

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

For the three and six months ended June 30, 2019, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 1.7 million and 1.7 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2019, respectively, because including them would have been anti-dilutive.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors (the “Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. There were no repurchases during the three and six months ended June 30, 2019. The Company has repurchased a total of approximately 13,279,000 shares of common stock, since inception of the plan, at an average price of $26.25 per share for a total cost of $348.6 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2019, the total remaining amount available for repurchase was $101.4 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 2003 Plan

As of June 30, 2019, there were approximately 2.2 million shares reserved for future grant under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2018	678	$26.39
Options granted	—	—
Options exercised	(32)	$16.38
Options canceled / forfeited / expired	(16)	$41.90
Balance at June 30, 2019	630	$26.50

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of June 30, 2019 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2018	2,149	757	2,906	$29.10
Awards and units granted	1,150	4	1,154	$23.08
Awards and units vested / earned	(739)	(118)	(857)	$31.28
Awards and units canceled / forfeited	(82)	(89)	(171)	$28.75
Balance at June 30, 2019	2,478	554	3,032	$26.21

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

Employee Stock Purchase Plans

As of June 30, 2019, there were approximately 1,210,000 shares reserved for grant under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “IESPP”), collectively. At the 2019 annual stockholders meeting on May 3, 2019, shareholders approved an amendment to the IESPP adding an additional 0.3 million shares to the share reserve.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Research, development and other related costs	$3,146	$3,344	$6,749	$6,438
Selling, general and administrative	4,075	3,875	8,095	8,189
Total stock-based compensation expense	7,221	7,219	14,844	14,627
Tax effect on stock-based compensation expense	(1,163)	(1,159)	(2,385)	(2,415)
Net effect on net income (loss)	$6,058	$6,060	$12,459	$12,212

Stock-based compensation expense categorized by various equity components for the three and six months ended June 30, 2019 and 2018 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Employee stock options	$64	$106	$132	$283
Restricted stock awards and units	6,717	6,379	13,651	12,810
Employee stock purchase plan	440	734	1,061	1,534
Total stock-based compensation expense	$7,221	$7,219	$14,844	$14,627

There were no options granted in the three and six months ended June 30, 2019 and 2018.

ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	February 2019	February 2018
Expected life (years)	2.0	2.0
Risk-free interest rate	2.5%	2.2%
Dividend yield	5.4%	3.6%
Expected volatility	53.4%	39.4%

NOTE 12 – INCOME TAXES

For the three months ended June 30, 2019, the Company recorded an income tax benefit of $3.5 million on a pretax loss of $9.7 million and for the six months ended June 30, 2019, the Company recorded an income tax benefit of $12.5 million on a pretax loss of $44.1 million, which resulted in an effective tax rate of 28.3%. The income tax benefit for the three and six months ended June 30, 2019 was primarily related to tax benefit from operating losses and the realization of certain tax credits, offset by foreign withholding taxes, certain non-deductible expenses, and shortfalls from stock-based compensation.

For the three months ended June 30, 2018, the Company recorded an income tax benefit of $3.3 million, on a pretax loss of $31.6 million and for the six months ended June 30, 2018, the Company recorded an income tax benefit of $6.0 million on a pretax loss of $67.2 million, which resulted in an effective tax rate of 8.9%. The income tax benefit for the three and six months ended June 30, 2018 was primarily related to tax benefit from losses and credits generated from operations offset by foreign withholding taxes, certain book-to-tax permanent differences, valuation allowance recorded against the Company’s unutilized tax credits generated in the current year, and shortfalls from stock-based compensation.

The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in income tax benefit for the six months ended June 30, 2019 as compared to the income tax benefit during the same period in the prior year is largely attributable to the realization of certain tax credits.

As of June 30, 2019, unrecognized tax benefits were $33.9 million (which is included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheet), of which $21.3 million would affect the effective tax rate if recognized. As of June 30, 2018, unrecognized tax benefits were $34.1 million (which was included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheet), of which $22.2 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the six months ended June 30, 2019 and 2018, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $1.1 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, the Company’s 2014 through 2017 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Internal Revenue Service is currently examining one of the Company’s domestic subsidiaries for tax year 2014. The Company cannot estimate the financial outcome of this examination.

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

Lease cost is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating lease cost (1)	$2,054	$1,795	$4,005	$3,629

(1) Includes short-term leases and variable lease costs, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,463	$3,017
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$3,730	$4,775

June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	4.9
Weighted-average discount rate:
Operating leases	5.7%

Future minimum lease payments and related lease liabilities as of June 30, 2019 were as follows (in thousands):

Operating Leases
2019 (remaining 6 months)	$3,111
2020	6,042
2021	4,263
2022	3,159
2023	3,132
Thereafter	4,590
Total lease payments	24,297
Less: imputed interest (1)	(3,294)
Present value of lease liabilities:	$21,003

Less: current obligations under leases (accrued liabilities)	5,648
Noncurrent operating lease liabilities	$15,355

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Commitments

There have been no material changes to the Company’s purchase and other commitments in the three and six months ended June 30, 2019. For detail, refer to “Note 15 – Commitments and Contingencies” in its Form 10-K for the year ended December 31, 2018.

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

The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and IP to manufacturers, foundries, subcontract assemblers and others. The segment includes revenue generated from the technology and IP portfolios of Tessera, Inc., Invensas and Invensas Bonding Technologies, Inc. (formerly Ziptronix, Inc.). Tessera, Inc. pioneered chip-scale packaging solutions. Invensas develops advanced semiconductor packaging and 3D interconnect solutions, including wafer and die bonding solutions, for applications such as smartphones, tablets, laptops, PCs, data centers and automobiles. The Company expands its technology and IP offerings in this segment through a combination of internal R&D and acquisitions. The Company also provides engineering services to customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of the Company’s technologies. Through the Company’s technology transfer service, the Company provides detailed documentation outlining design guidelines, process specifications, recommended equipment and process parameters as well as hands-on engineering support to assist its licensees in bringing up and qualifying its technologies at their facilities. This service allows licensees to readily leverage the Company’s years of experience and expertise in advanced semiconductor packaging and 3D interconnect technologies, including direct and hybrid bonding.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Product Licensing segment	$61,431	$51,161	$105,999	$104,377
Semiconductor and IP Licensing segment	13,684	12,793	25,683	25,109
Total revenue	75,115	63,954	131,682	129,486
Operating expenses:
Product Licensing segment	45,508	42,142	91,265	86,036
Semiconductor and IP Licensing segment	9,270	18,942	19,508	38,369
Unallocated operating expenses (1)	28,653	30,476	59,222	65,178
Total operating expenses	83,431	91,560	169,995	189,583
Operating income (loss):
Product Licensing segment	15,923	9,019	14,734	18,341
Semiconductor and IP Licensing segment	4,414	(6,149)	6,175	(13,260)
Unallocated operating expenses (1)	(28,653)	(30,476)	(59,222)	(65,178)
Total operating loss	$(8,316)	$(27,606)	$(38,313)	$(60,097)

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

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Japan	$33,827	45%	$18,199	29%	$51,059	39%	$37,543	29%
Korea	16,412	22	17,459	27	33,915	26	31,887	25
U.S.	12,574	17	13,952	22	24,006	18	25,579	20
Europe and Middle East	6,463	9	10,925	17	10,463	8	16,134	12
China	4,065	5	1,491	2	7,508	6	15,635	12
Other	1,774	2	1,928	3	4,731	3	2,708	2
	$75,115	100%	$63,954	100%	$131,682	100%	$129,486	100%

For the three months ended June 30, 2019 and 2018, there were two customers and one customer, respectively, that accounted for 10% or more of total revenue. For the six months ended June 30, 2019 and 2018, there were two customers and one customer, respectively, that accounted for 10% or more of total revenue. As of June 30, 2019 and December 31, 2018, there were three and two customers, respectively, that each accounted for 10% or more of total accounts receivable.

NOTE 16 - SUBSEQUENT EVENTS

On July 24, 2019, the Board declared a cash dividend of $0.20 per share of common stock, payable on September 17, 2019 to the stockholders of record at the close of business on August 27, 2019.

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

Xperi, the Xperi logo, Tessera, the Tessera logo, DTS, the DTS logo, FotoNation, the FotoNation logo, Invensas, the Invensas logo, BVA, ZiBond, DBI, DBI Ultra, DTS‑HD, DTS Audio Processing, DTS:X Ultra, DTS Virtual:X, DTS Headphone:X, DTS Play‑Fi, DTS:X and HD Radio are trademarks or registered trademarks of Xperi Corporation or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

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

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Royalty and license fees	100%	100%	100%	100%
Total revenue	100	100	100	100
Operating expenses:
Cost of revenue	3	3	3	3
Research, development and other related costs	34	39	40	40
Selling, general and administrative	38	48	45	50
Amortization expense	34	43	39	42
Litigation expense	2	10	2	11
Total operating expenses	111	143	129	146
Operating loss	(11)	(43)	(29)	(46)
Interest expense	8	9	10	10
Other income and expense, net	(6)	(3)	(5)	(4)
Loss before taxes	(13)	(49)	(34)	(52)
Benefit from income taxes	(5)	(5)	(10)	(5)
Net loss	(8)%	(44)%	(24)%	(47)%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change
Royalty and license fees	$75,115	$63,954	$11,161	17%

The $11.2 million or 17% increase in revenue was due primarily to higher minimum guarantee (MG) contract renewals signed with an extended term in the second quarter of 2019 as compared to the same period in the prior year. Additionally, we benefited from an increase of $2.2 million in per-unit royalty true up adjustment in the second quarter of 2019 as compared to the second quarter of 2018.

	Six Months Ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change
Royalty and license fees	$131,682	$129,486	$2,196	2%

The $2.2 million or 2% increase in revenue was due primarily to increases in per-unit royalty true up adjustment and compliance audit settlements realized in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Our billings were as follows (in thousands, except for percentages):

	Three Months Ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change
Total billings	$92,302	$100,694	$(8,392)	(8)%

The $8.4 million or 8% decrease in billings was due primarily to the declines in Semiconductor and IP Licensing billings resulting from certain settlement and license agreements expiring at the end of 2018 and declines in payments from existing settlement and license agreements, partially offset by the Samsung settlement and license agreement executed in December 2018. Additionally, we were impacted by a decline of $2.6 million in billings from the mobile market primarily due to an ongoing contract interpretation issue with a customer.

	Six Months Ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change
Total billings	$196,604	$204,963	$(8,359)	(4)%

The $8.4 million or 4% decrease in billings was primarily driven by a decline of $7.4 million in billings from the mobile market principally due to an ongoing contract interpretation issue with a customer, and secondly by the declines in

Semiconductor and IP Licensing billings resulting from certain settlement and license agreements expiring at the end of 2018 and declines in payments from existing settlement and license agreements, partially offset by the Samsung settlement and license agreement executed in December 2018.

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

Cost of revenue for the three months ended June 30, 2019 was $2.5 million, as compared to $2.1 million for the three months ended June 30, 2018. Cost of revenue for the six months ended June 30, 2019 was $4.7 million, as compared to $4.4 million for the six months ended June 30, 2018. The increases were primarily due to higher royalties paid to a third party in connection with a Product Licensing segment contract in the second quarter of 2019.

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

Research, development and other related costs for the three months ended June 30, 2019 were $25.7 million, as compared to $25.2 million for the three months ended June 30, 2018, an increase of $0.5 million or 2%. The increase was primarily driven by an increase of $0.7 million in equipment and materials expense and license subscriptions.

Research, development and other related costs for the six months ended June 30, 2019 were $52.7 million, as compared to $51.7 million for the six months ended June 30, 2018, an increase of $1.0 million or 2%. The increase was primarily driven by an increase of $0.9 million in equipment and materials expense and license subscriptions.

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

Selling, general and administrative expenses for the three months ended June 30, 2019 were $28.7 million, as compared to $30.5 million for the three months ended June 30, 2018, a decrease of $1.8 million or 6%. The decrease was primarily driven by a $1.8 million decrease in personnel and retention bonus expenses.

Selling, general and administrative expenses for the six months ended June 30, 2019 were $59.2 million, as compared to $65.2 million for the six months ended June 30, 2018, a decrease of $6.0 million or 9%. The decrease was primarily due to a $3.5 million decrease in personnel and retention bonus expenses, a $1.1 million decrease in bank fees due to debt modification and repricing activities in the first quarter of 2018, and a $0.6 million decrease in software license subscription fees.

Amortization Expense

Amortization expense for the three months ended June 30, 2019 was $25.3 million, as compared to $27.2 million for the three months ended June 30, 2018, a decrease of $1.9 million. Amortization expense for the six months ended June 30, 2019 was $50.8 million, as compared to $54.4 million for the six months ended June 30, 2018, a decrease of $3.6 million. The decreases were primarily attributable to certain intangible assets becoming fully amortized over the past twelve months.

With the acquisition of DTS in 2016, we anticipate that amortization expense will continue to be a significant expense since we acquired approximately $479 million in intangible assets which will be amortized over the next several years. See “Note 7 - Goodwill and Identified Intangible Assets" in the Notes to Condensed Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the three months ended June 30, 2019 was $1.2 million, as compared to $6.6 million for the three months ended June 30, 2018, a decrease of $5.4 million. Litigation expense for the six months ended June 30, 2019 was $2.5 million, as compared to $14.0 million for the six months ended June 30, 2018, a decrease of $11.5 million. The decreases were primarily related to our conclusion of litigation activity through our settlement with Samsung in the fourth quarter of 2018.

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

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Research, development and other related costs	$3,146	$3,344	$6,749	$6,438
Selling, general and administrative	4,075	3,875	8,095	8,189
Total stock-based compensation expense	$7,221	$7,219	$14,844	$14,627

Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. For the three months ended June 30, 2019, stock-based compensation expense was $7.2 million, of which $0.1 million related to employee stock options, $6.7 million related to restricted stock awards and units and $0.4 million related to employee stock plan purchases. For the three months ended June 30, 2018, stock-based compensation expense was $7.2 million, of which $0.1 million related to employee stock options, $6.4 million related to restricted stock awards and units and $0.7 million related to employee stock plan purchases.

For the six months ended June 30, 2019, stock-based compensation expense was $14.8 million, of which $0.1 million related to employee stock options, $13.7 million related to restricted stock awards and units and $1.0 million related to employee stock plan purchases. For the six months ended June 30, 2018, stock-based compensation expense was $14.6 million, of which $0.3 million related to employee stock options, $12.8 million related to restricted stock awards and units and $1.5 million related to employee stock plan purchases. The increase in stock-based compensation for the six months ended June 30, 2019 resulted primarily from a higher volume of restricted stock unit grants.

Interest Expense

Interest expense for the three months ended June 30, 2019 and 2018 was $6.2 million and $6.2 million, respectively. Interest expense for the six months ended June 30, 2019 and 2018 was $12.9 million and $12.5 million, respectively. The increase in interest expense in the six months ended June 30, 2019 was primarily a result of higher interest rates due to the variable rate included in our debt, partially offset by a lower average debt balance in the first six months of 2019 as compared to the first six months of 2018. Interest expense may increase in future periods if interest rates are to further increase during the remainder of 2019 and in future years.

Other Income and Expense, Net

Other income and expense, net, for the three months ended June 30, 2019 was $4.8 million, as compared to $2.2 million for the three months ended June 30, 2018. Other income and expense, net, for the six months ended June 30, 2019 was $7.1 million, as compared to $5.4 million for the six months ended June 30, 2018. Other income and expense was higher in the current year due principally to recognition of an unrealized gain of $2.0 million and $1.6 million on our equity investment in Onkyo Corporation common stock for the three and six months ended June 30, 2019, respectively. We did not own Onkyo stock in the first six months of 2018.

Provision for Income Taxes

For the three months ended June 30, 2019, we recorded an income tax benefit of $3.5 million on a pretax loss of $9.7 million and for the six months ended June 30, 2019, we recorded an income tax benefit of $12.5 million on a pretax loss of $44.1 million, which resulted in an effective tax rate year to date of 28.3%. The income tax benefit for the three and six months ended June 30, 2019 was primarily related to tax benefit from operational losses and the realization of certain tax credits, offset by foreign withholding taxes, certain non-deductible expenses, and shortfalls from stock-based compensation.

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

Our provision for income taxes is based on our worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in income tax benefit for the six months ended June 30, 2019 as compared to the income tax benefit during the same period in the prior year is largely attributable to the realization of certain tax credits.

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

The Semiconductor and IP Licensing segment develops and licenses semiconductor technologies and IP to manufacturers, foundries, subcontract assemblers and others. The segment includes revenue generated from the technology and IP portfolios of Tessera, Inc., Invensas and Invensas Bonding Technologies, Inc. (formerly Ziptronix, Inc.). Tessera, Inc. pioneered chip-scale packaging solutions. Invensas develops advanced semiconductor packaging and 3D interconnect solutions, including wafer and die bonding solutions, for applications such as smartphones, tablets, laptops, PCs, data centers and automobiles. We expand our technology and IP offerings in this segment through a combination of internal R&D and acquisitions. We also provide engineering services to customers in the form of technology demonstrations and technology transfers to assist their evaluation and adoption of our technologies. Through our technology transfer service, we provide detailed documentation outlining design guidelines, process specifications, recommended equipment and process parameters as well as hands-on engineering support to assist our licensees in bringing up and qualifying our technologies at their facilities. This service allows licensees to readily leverage our years of experience and expertise in advanced semiconductor packaging and 3D interconnect technologies, including direct and hybrid bonding.

We do not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Product Licensing segment	$61,431	$51,161	$105,999	$104,377
Semiconductor and IP Licensing segment	13,684	12,793	25,683	25,109
Total revenue	75,115	63,954	131,682	129,486
Operating expenses:
Product Licensing segment	45,508	42,142	91,265	86,036
Semiconductor and IP Licensing segment	9,270	18,942	19,508	38,369
Unallocated operating expenses (1)	28,653	30,476	59,222	65,178
Total operating expenses	83,431	91,560	169,995	189,583
Operating income (loss):
Product Licensing segment	15,923	9,019	14,734	18,341
Semiconductor and IP Licensing segment	4,414	(6,149)	6,175	(13,260)
Unallocated operating expenses (1)	(28,653)	(30,476)	(59,222)	(65,178)
Total operating loss	$(8,316)	$(27,606)	$(38,313)	$(60,097)

(1) Unallocated operating expenses consist primarily of selling, general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $385.8 million in goodwill at June 30, 2019, approximately $378.1 million is allocated to our Product Licensing reporting segment and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting segment.

For the three months ended June 30, 2019, the unallocated expenses were $28.7 million compared to $30.5 million for the three months ended June 30, 2018. The decrease of $1.8 million was primarily attributable to a decrease in personnel and retention bonus expenses.

For the six months ended June 30, 2019, the unallocated expenses were $59.2 million compared to $65.2 million for the six months ended June 30, 2018. The decrease of $6.0 million was primarily attributable to decreases in personnel and retention bonus expenses, debt modification and repricing fees, and software license subscription costs.

Product Licensing Segment

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Royalty and license fees	$61,431	$51,161	$105,999	$104,377
Total revenue	61,431	51,161	105,999	104,377
Operating expenses:
Cost of revenue	2,529	2,080	4,736	4,404
Research, development and other related costs	20,250	17,932	41,373	37,452
Litigation	547	—	792	—
Amortization	22,182	22,130	44,364	44,180
Total operating expenses	45,508	42,142	91,265	86,036
Total operating income	$15,923	$9,019	$14,734	$18,341

Product Licensing revenue for the three months ended June 30, 2019 was $61.4 million as compared to $51.2 million for the three months ended June 30, 2018. The $10.2 million or 20% increase in revenue was due primarily to higher MG contract renewals signed with an extended term in the second quarter of 2019 as compared to the same period in the prior year. Additionally, we benefited from an increase of $2.2 million in per-unit royalty true up adjustments in the second quarter of 2019 as compared to the second quarter of 2018. The $1.6 million or 2% increase in revenue for the six months ended June 30, 2019 was due primarily to increases in per-unit royalty true up adjustment and compliance audit settlements realized in this period as compared to the six months ended June 30, 2018.

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change
Product Licensing billings	$48,866	$50,976	$(2,110)	(4)%	$109,755	$112,207	$(2,452)	(2)%

The decreases in billings were primarily driven by a decline in billings from the mobile market, due principally to an ongoing contract interpretation issue with a customer.

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

Operating expenses for the three months ended June 30, 2019 were $45.5 million and consisted of cost of revenue of $2.5 million, research, development and other related costs of $20.3 million, litigation costs of $0.5 million and amortization costs of $22.2 million. The increase of $3.4 million in total operating expenses as compared to $42.1 million for the three months ended June 30, 2018 was primarily driven by an increase in equipment, materials and license subscriptions expense in R&D related costs, higher litigation cost and higher cost of revenue from royalties paid to a third party. Operating expenses for the six months ended June 30, 2019 were $91.3 million and consisted of cost of revenue of $4.7 million, research, development and other related costs of $41.4 million, litigation costs of $0.8 million and amortization costs of $44.4 million. The increase of $5.3 million in total operating expenses as compared to $86.0 million for the six months ended June 30, 2018 was primarily driven by an increase in equipment, materials and license subscriptions expense in R&D related costs, higher litigation cost, and higher cost of revenue from royalties paid to a third party.

Operating income for the three months ended June 30, 2019 was $15.9 million compared to operating income of $9.0 million for the three months ended June 30, 2018, with the variance due to the reasons stated above.

Operating income for the six months ended June 30, 2019 was $14.7 million compared to operating income of $18.3 million for the six months ended June 30, 2018, with the variance due to the reasons stated above.

Semiconductor and IP Licensing Segment

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Royalty and license fees	$13,684	$12,793	$25,683	$25,109
Total revenue	13,684	12,793	25,683	25,109
Operating expenses:
Research, development and other related costs	5,454	7,238	11,370	14,233
Litigation	684	6,635	1,729	13,951
Amortization	3,132	5,069	6,409	10,185
Total operating expenses	9,270	18,942	19,508	38,369
Total operating income (loss)	$4,414	$(6,149)	$6,175	$(13,260)

Semiconductor and IP Licensing segment revenue for the three months ended June 30, 2019 was $13.7 million as compared to $12.8 million for the three months ended June 30, 2018. Semiconductor and IP Licensing segment revenue for the six months ended June 30, 2019 was $25.7 million as compared to $25.1 million for the six months ended June 30, 2018. Revenue for the three and six months ended June 30, 2019 remained relatively constant as compared to the same periods in the prior year.

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change
Semiconductor and IP Licensing billings	$43,436	$49,718	$(6,282)	(13)%	$86,849	$92,756	$(5,907)	(6)%

The decreases in billings were due principally to the declines in billings resulting from certain settlement and license agreements expiring at the end of 2018 and declines in payments from existing settlement and license agreements, partially offset by the Samsung settlement and license agreement executed in December 2018.

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

Operating expenses for the three months ended June 30, 2019 were $9.3 million and consisted of research, development and other related costs of $5.5 million, litigation costs of $0.7 million and amortization costs of $3.1 million. The decrease of $9.6 million in total operating expenses as compared to $18.9 million for the three months ended June 30, 2018, resulted primarily from lower litigation costs as a result of concluding the legal proceedings against Samsung in December 2018, and secondarily from lower R&D cost driven principally by lower personnel and bonus expense, and lower amortization. The lower amortization was attributable to certain intangible assets becoming fully amortized over the past twelve months. Operating expenses for the six months ended June 30, 2019 were $19.5 million and consisted of research, development and other related costs of $11.4 million, litigation costs of $1.7 million and amortization costs of $6.4 million. The decrease of $18.9 million in total operating expenses as compared to $38.4 million for the six months ended June 30, 2018, resulted primarily from lower litigation costs as a result of concluding the legal proceedings against Samsung in December 2018, and secondarily from lower R&D cost driven principally by lower personnel and bonus expense, and lower amortization. The lower amortization was attributable to certain intangible assets becoming fully amortized over the past twelve months.

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

Operating income for the three months ended June 30, 2019 was $4.4 million compared to operating loss of $6.1 million for the three months ended June 30, 2018, with the variance due to the reasons stated above.

Operating income for the six months ended June 30, 2019 was $6.2 million compared to operating loss of $13.3 million for the six months ended June 30, 2018, with the variance due to the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$50,508	$113,625
Short-term investments	47,810	40,739
Total cash, cash equivalents and short-term investments	$98,318	$154,364
Percentage of total assets	9%	12%

	Six Months Ended
	June 30, 2019	June 30, 2018
Net cash from operating activities	$68,893	$39,235
Net cash from investing activities	$(11,691)	$19,866
Net cash from financing activities	$(120,319)	$(141,557)

Our primary sources of liquidity and capital resources are our operating cash flows and our investment portfolio. Cash, cash equivalents and short-term investments were $98.3 million at June 30, 2019, a decrease of $56.1 million from $154.4 million at December 31, 2018. This decrease resulted primarily from $100.0 million in voluntary pay-down of debt principal, $19.7 million in dividends paid and $6.5 million of capital expenditures, which was partially offset by $68.9 million in cash generated from operations. Cash and cash equivalents were $50.5 million at June 30, 2019, a decrease of $63.1 million from $113.6 million at December 31, 2018.

Cash flows provided by operations were $68.9 million for the six months ended June 30, 2019, primarily due to our net loss of $31.6 million being adjusted for non-cash items of depreciation of $3.4 million, amortization of intangible assets of $50.8 million, stock-based compensation expense of $14.8 million and $55.9 million in changes in operating assets and liabilities. These increases were partially offset by a reduction of $24.2 million in deferred income taxes.

Cash flows provided by operations were $39.2 million for the six months ended June 30, 2018, primarily due to our net loss of $61.3 million being adjusted for non-cash items of depreciation of $3.4 million, amortization of intangible assets of $54.4 million, stock-based compensation expense of $14.6 million and $40.9 million in changes in operating assets and liabilities. These increases were partially offset by a reduction of $14.6 million in deferred income taxes.

Net cash used in investing activities was $11.7 million for the six months ended June 30, 2019, primarily related to the purchases of short-term available-for-sales securities of $22.7 million and $6.5 million in capital expenditures partially offset by maturities and sales of securities of $17.5 million.

Net cash provided by investing activities was $19.9 million for the six months ended June 30, 2018, primarily related to maturities and sales of short-term investments of $22.7 million, partially offset by $2.0 million in capital expenditures and $0.9 million in other acquisitions.

Net cash used in financing activities was $120.3 million for the six months ended June 30, 2019 principally due to $100.0 million in a partial pay-down of debt principal, $19.7 million in dividends paid and $4.3 million in repurchases of common stock, partially offset by $3.6 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

Net cash used in financing activities was $141.6 million for the six months ended June 30, 2018 principally due to $100.0 million in voluntary pay-down of debt principal, $19.7 million in dividends paid and $33.3 million in repurchases of common stock, partially offset by $11.4 million in proceeds from the exercise of stock options and employee stock purchases.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities including corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. We invest excess cash predominantly in high-quality investment grade debt securities with less than three years to maturity. Our marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Under Topic 321, we measure equity securities with readily determinable market value at fair value and recognize any changes in fair value in net income (loss). We recorded an unrealized gain of approximately $2.0 million on this investment in the second quarter of 2019, and we have recorded cumulative unrealized losses of $0.6 million since we made this investment. On July 5, 2019, we sold approximately 2.8 million shares of Onkyo stock (out of a total holding of 7.0 million shares), and we intend to sell the remaining shares over time depending on market conditions.

We evaluate our debt securities periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of those investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three and six months ended June 30, 2019 and 2018, no impairment charges were recorded with respect to our investments in debt securities.

On December 1, 2016, we entered into a Credit Agreement which provided for a $600.0 million seven-year term B loan facility. The Term B Loan Facility matures on November 30, 2023. Upon the closing of the Credit Agreement, we borrowed $600.0 million under the Term B Loan facility. These proceeds were used on December 1, 2016, together with cash and cash equivalents, to finance the acquisition of DTS. The obligations under the Credit Agreement are guaranteed by substantially all of our assets pursuant to the Security Agreement, dated December 1, 2016, among us, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto. On January 23, 2018, we completed a repricing of our debt, reducing the borrowing rate by 75 basis points, and paid down $100.0 million in principal balance. On March 29, 2019 and June 28, 2019, we made two voluntary principal payments each of $50.0 million.

At June 30, 2019, $394.0 million was outstanding under this loan facility with an interest rate, including amortization of debt issuance costs, of 5.6%. Interest is payable monthly. As the cumulative $200.0 million prepayments of debt principal we made during 2018 and 2019 exceeded the minimum principal payment requirements, we expect to have no further principal payment requirements until maturity of the loan, subject to our expected achievement of a net leverage ratio, as defined in the loan agreement, below 2.0 at the end of each fiscal year end. Because the interest rate on the loan facility is variable, we are subject to variations in our cash flows based on changes in market interest rates.

In August 2007, our Board of Directors (the “Board”) authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2019, the total amount available for repurchase under the plan was $101.4 million. No expiration has been specified for this plan. Since the inception of the plan, and through June 30, 2019, we have repurchased approximately 13.3 million shares of common stock at a total cost of $348.6 million at an average price of $26.25. During the three months ended June 30, 2019, we made no stock repurchases. We plan to continue to execute authorized repurchases from time to time under the plan.

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

As of June 30, 2019, we had accrued $14.6 million of unrecognized tax benefits in other long-term liabilities related to uncertain tax positions, and accrued approximately $1.1 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.

See “Note 14 - Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

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

Invensas Corp., et al. v. NVIDIA Corp., Case No. 1:19-cv-00861-RGA (D. Del.)

On May 8, 2019, Invensas Corporation and Tessera Advanced Technologies, Inc. filed a complaint against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the District of Delaware. The complaint alleges that NVIDIA infringes U.S. Patent Nos. 6,232,231, 6,849,946, 7,064,005, 6,317,333, and 5,666,046 and requests, among other things, that NVIDIA be ordered to pay compensatory damages in an amount no less than a reasonable royalty.  NVIDIA answered the complaint on July 1, 2019.  A case management conference is scheduled for August 23, 2019.

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

We have earned a significant amount of our revenue from a limited number of customers. For the three months ended June 30, 2019, there were two customers that accounted for 10% or more of total revenue. For the three months ended June 30, 2019, there were two customers that accounted for 10% or more of total billings. We expect that a significant portion of our billings and revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our billings and revenue could decrease substantially. In addition, historically a significant portion of our recurring billings were the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. which we received our last payments from in the fourth quarter of 2018. If we are unable to replace the billings from an expiring license or at the end of structured payment terms of a settlement agreement with similar billings from other customers, our revenue and billings could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.

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

We derive a significant portion of our billings from patent licenses and royalties, including structured settlement payments. The success of our patent licensing business depends on our ability to continue to develop and acquire high quality patents. We devote significant resources to developing new technologies and to sourcing and acquiring patents to address the evolving needs of the semiconductor and the consumer and communication electronics industries, and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patents is intense and there is no assurance that we can continue to acquire such patents on favorable terms. We may not be able to develop and market new or improved technologies, or to develop or acquire high quality patents, in a timely or commercially acceptable fashion. Furthermore, our acquired and developed patents will expire in the future. Our current U.S. issued patents expire at various times through 2038. We need to develop or acquire successful innovations and obtain royalty-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.

Our use of cash and substantial long-term borrowing to finance the DTS acquisition could limit future opportunities for our business, and could materially adversely affect our financial condition if we are unable to pay principal or interest on, or to refinance, such indebtedness.

The DTS acquisition was financed with existing cash balances and a $600 million secured term loan, with $394 million remaining outstanding under the loan as of June 30, 2019. The combination of reduced cash balances and the incurrence of substantial long-term debt could limit our ability to make future acquisitions, investments and capital expenditures that may be necessary or desirable for the operation or expansion of our business.  Moreover, our ability to service the principal and interest payments on such indebtedness will depend on our continuing ability to generate requisite cash flow from our existing and acquired business operations.  The terms of the indebtedness include covenants that may limit our operating flexibility and create a risk of default if we are unable to meet financial ratios and other covenant requirements.  While we made voluntary prepayments of $100 million of principal on the indebtedness in both 2018 and so far in 2019, we may be unable to generate sufficient cash flow to make principal and interest payments in future periods, and in any event, we may be required to refinance the remaining indebtedness upon its maturity in 2023.  We may be unable to refinance such indebtedness on favorable terms or at all.  For example, a downgrade in our credit rating could make any such refinancing more difficult to secure on favorable terms.  A default under, or inability to refinance, our indebtedness could substantially adversely affect our continuing financial viability, and could lead to insolvency, bankruptcy, and the reduction or elimination of stockholders’ equity.

Our variable rate indebtedness may expose us to interest rate risk, which could cause our debt costs to increase significantly.

As of June 30, 2019, we had $394.0 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At June 30, 2019, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $4.0 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

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

At June 30, 2019, we held approximately $50.5 million in cash and cash equivalents and $47.8 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our debt investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Upon making the investment, we held a 6.3% ownership interest in Onkyo. As of June 30, 2019, the market value of our equity investment in Onkyo decreased by approximately $0.6 million since our initial investment. The financial market and monetary risks associated with our investment portfolio have and may in the future have a material adverse effect on our financial condition, results of operations or cash flows.

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

We have made several acquisitions, and it is our current plan to continue to acquire assets, patents, technologies or companies that we believe are strategic to our future business. For example, in the fourth quarter of 2016, we acquired DTS, Inc., for approximately $955 million.  Investigating businesses, assets, patents or technologies and integrating newly acquired businesses, assets, patents or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations or operations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

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

•	cyclical fluctuations in semiconductor and consumer electronics markets generally.

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

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of June 30, 2019, the total amount available for repurchase under the plan was $101.4 million.

The amount of repurchases under our stock repurchase program will vary. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. In 2017, we repurchased approximately 654,000 shares for an aggregate amount of $15.3 million. In 2018, we repurchased approximately 2,137,000 shares for an aggregate amount of $41.4 million. In the first two quarters of 2019, we did not repurchase any shares.  Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. The terms of our current or future debt agreements could limit our ability to repurchase shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

In August 2007, the Company’s Board of Directors authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. We made no stock repurchases during the second quarter of 2019. At June 30, 2019, the total amount available for repurchase under our stock repurchase program was $101.4 million.

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

Dated: August 6, 2019

XPERI CORPORATION

By:	/s/ Jon Kirchner
Jon Kirchner Chief Executive Officer