Form 10-Q
period 2019-09-30
Xperi Corp
filed 2019-11-06
CIK 1690666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2019 was 49,542,291.

XPERI CORPORATION

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(47,613)	$(83,049)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	5,056	5,073
Amortization of intangible assets	75,919	81,573
Stock-based compensation expense	22,832	22,080
Deferred income taxes	(43,101)	(21,247)
Other	1,484	2,981
Changes in operating assets and liabilities:
Accounts receivable	9,202	(10,234)
Unbilled contracts receivable, net	96,905	93,005
Other assets	2,726	(479)
Accounts payable	626	(872)
Accrued and other liabilities	(17,402)	(18,747)
Deferred revenue	(2,420)	(1,451)
Net cash from operating activities	104,214	68,633
Cash flows from investing activities:
Purchases of property and equipment	(7,956)	(2,451)
Proceeds from sale of property and equipment	55	—
Acquisition, net of cash acquired	—	(500)
Purchases of intangible assets	—	(3,350)
Purchases of short-term investments	(34,475)	(20,095)
Proceeds from sales of investments	6,833	8,540
Proceeds from maturities of investments	22,490	19,675
Net cash from investing activities	(13,053)	1,819
Cash flows from financing activities:
Dividend paid	(29,588)	(29,508)
Repayment of debt	(100,000)	(100,000)
Contingent consideration payments after acquisition	(1,200)	—
Proceeds from exercise of stock options	672	8,004
Proceeds from employee stock purchase program	5,329	5,197
Repurchase of common stock	(4,282)	(40,539)
Net cash from financing activities	(129,069)	(156,846)
Net decrease in cash and cash equivalents	(37,908)	(86,394)
Cash and cash equivalents at beginning of period	113,625	138,260
Cash and cash equivalents at end of period	$75,717	$51,866
Supplemental disclosure of cash flow information:
Interest paid	$16,517	$16,949
Income taxes paid, net of refunds	$12,374	$12,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$75,717	$113,625
Short-term investments	46,751	40,739
Accounts receivable, net	21,015	30,294
Unbilled contracts receivable	146,493	195,436
Other current assets	15,329	17,434
Total current assets	305,305	397,528
Long-term unbilled contracts receivable	35,459	86,280
Property and equipment, net	33,807	31,037
Operating lease right-of-use assets	18,655	—
Intangible assets, net	251,802	327,720
Goodwill	385,784	385,784
Other assets	7,336	6,758
Total assets	$1,038,148	$1,235,107
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,390	$2,764
Accrued legal fees	1,640	2,920
Accrued liabilities	32,001	45,336
Deferred revenue	710	3,130
Total current liabilities	37,741	54,150
Long-term deferred tax liabilities	23,092	64,994
Long-term debt, net	384,065	482,193
Noncurrent operating lease liabilities	14,383	—
Other long-term liabilities	15,908	15,623
Total liabilities	475,189	616,960
Commitments and contingencies (Note 14)
Xperi stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 63,527 and 62,212 shares issued, respectively, and 49,536 and 48,408 shares outstanding, respectively	63	62
Additional paid-in capital	759,541	730,695
Treasury stock at cost: 13,991 and 13,804 shares of common stock at each period end, respectively	(368,477)	(364,195)
Accumulated other comprehensive loss	(7)	(328)
Retained earnings	174,243	253,208
Total Xperi stockholders’ equity	565,363	619,442
Noncontrolling interest	(2,404)	(1,295)
Total equity	562,959	618,147
Total liabilities and equity	$1,038,148	$1,235,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Royalty and license fees	$57,867	$72,365	$189,549	$201,851
Total revenue	57,867	72,365	189,549	201,851
Operating expenses:
Cost of revenue	1,505	5,003	6,241	9,407
Research, development and other related costs	26,369	24,189	79,112	75,874
Selling, general and administrative	28,847	28,084	88,069	93,262
Amortization expense	25,146	27,208	75,919	81,573
Litigation expense	1,527	7,642	4,048	21,593
Total operating expenses	83,394	92,126	253,389	281,709
Operating loss	(25,527)	(19,761)	(63,840)	(79,858)
Interest expense	(5,506)	(6,343)	(18,390)	(18,861)
Other income and expense, net	429	1,737	7,537	7,120
Loss before taxes	(30,604)	(24,367)	(74,693)	(91,599)
Benefit from income taxes	(14,583)	(2,591)	(27,080)	(8,550)
Net loss	$(16,021)	$(21,776)	$(47,613)	$(83,049)
Less: net loss attributable to noncontrolling interest	(407)	—	(1,095)	—
Net loss attributable to Xperi	$(15,614)	$(21,776)	$(46,518)	$(83,049)
Loss per share attributable to Xperi:
Basic	$(0.32)	$(0.44)	$(0.95)	$(1.69)
Diluted	$(0.32)	$(0.44)	$(0.95)	$(1.69)

Weighted average number of shares used in per share calculations-basic	49,459	48,958	49,036	49,005
Weighted average number of shares used in per share calculations-diluted	49,459	48,958	49,036	49,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss	$(16,021)	$(21,776)	$(47,613)	$(83,049)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax	53	74	321	(79)
Other comprehensive income (loss)	53	74	321	(79)
Comprehensive loss	(15,968)	(21,702)	(47,292)	(83,128)
Less: comprehensive loss attributable to noncontrolling interest	(407)	—	(1,095)	—
Comprehensive loss attributable to Xperi	$(15,561)	$(21,702)	$(46,197)	$(83,128)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Total Xperi Stockholders' Equity
Three Months Ended September 30, 2019	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at July 1, 2019	49,338	$63	$749,187	13,990	$(368,459)	$(60)	$199,759	$(2,001)	$578,489
Issuance of subsidiary shares to noncontrolling interest	—	—	(4)	—	—	—	—	4	—
Net loss	—	—	—	—	—	—	(15,614)	(407)	(16,021)
Other comprehensive income	—	—	—	—	—	53	—	—	53
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(9,902)	—	(9,902)
Issuance of common stock in connection with exercise of stock options	9	—	152	—	—	—	—	—	152
Issuance of common stock in connection with employee stock purchase plan	158	—	2,218	—	—	—	—	—	2,218
Issuance of restricted stock, net of shares canceled	32	—	—	—	—	—	—	—	—
Repurchases of common stock, shares exchanged	(1)	—	—	1	(18)	—	—	—	(18)
Stock-based compensation expense	—	—	7,988	—	—	—	—	—	7,988
Balance at September 30, 2019	49,536	$63	$759,541	13,991	$(368,477)	$(7)	$174,243	$(2,404)	$562,959

	Total Xperi Stockholders' Equity
Nine Months Ended September 30, 2019	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at January 1, 2019	48,408	$62	$730,695	13,804	$(364,195)	$(328)	$253,208	$(1,295)	$618,147
Issuance of subsidiary shares to noncontrolling interest	—	—	14	—	—	—	—	(14)	—
Net loss	—	—	—	—	—	—	(46,518)	(1,095)	(47,613)
Other comprehensive income	—	—	—	—	—	321	—	—	321
Other (1)	—	—	—	—	—	—	(2,859)	—	(2,859)
Cash dividends paid on common stock ($0.60 per share)	—	—	—	—	—	—	(29,588)	—	(29,588)
Issuance of common stock in connection with exercise of stock options	40	—	671	—	—	—	—	—	671
Issuance of common stock in connection with employee stock purchase plan	386	—	5,329	—	—	—	—	—	5,329
Issuance of restricted stock, net of shares canceled	889	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(187)	—	—	187	(4,282)	—	—	—	(4,282)
Stock-based compensation expense	—	—	22,832	—	—	—	—	—	22,832
Balance at September 30, 2019	49,536	$63	$759,541	13,991	$(368,477)	$(7)	$174,243	$(2,404)	$562,959
(1)	Refer to “Note 1 – The Company and Basis of Presentation.”

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands)

(unaudited)

	Total Xperi Stockholders' Equity
Three Months Ended September 30, 2018	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Total Equity
Balance at July 1, 2018	48,962	$62	$712,687	13,032	$(352,667)	$(456)	$211,722	$571,348
Net loss	—	—	—	—	—	—	(21,776)	(21,776)
Other comprehensive income	—	—	—	—	—	74	—	74
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(9,819)	(9,819)
Issuance of common stock in connection with exercise of stock options	—	—	4	—	—	—	—	4
Issuance of common stock in connection with employee stock purchase plan	127	—	1,795	—	—	—	—	1,795
Issuance of restricted stock, net of shares canceled	37	—	—	—	—	—	—	-
Repurchases of common stock, shares exchanged	(2)	—	—	2	(37)	—	—	(37)
Repurchases of common stock	(461)	—	—	461	(7,232)	—	—	(7,232)
Stock-based compensation expense	—	—	7,453	—	—	—	—	7,453
Balance at September 30, 2018	48,663	$62	$721,939	13,495	$(359,936)	$(382)	$180,127	$541,810

	Total Xperi Stockholders' Equity
Nine Months Ended September 30, 2018	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Total Equity
Balance at January 1, 2018	49,103	$60	$686,660	11,505	$(319,397)	$(303)	$68,556	$435,576
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	—	224,128	224,128
Net loss	—	—	—	—	—	—	(83,049)	(83,049)
Other comprehensive loss	—	—	—	—	—	(79)	—	(79)
Cash dividends paid on common stock ($0.60 per share)	—	—	—	—	—	—	(29,508)	(29,508)
Issuance of common stock in connection with exercise of stock options	427	1	8,002	—	—	—	—	8,003
Issuance of common stock in connection with employee stock purchase plan	306	—	5,197	—	—	—	—	5,197
Issuance of restricted stock, net of shares canceled	817	1	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(157)	—	—	157	(3,358)	—	—	(3,358)
Repurchases of common stock	(1,833)	—	—	1,833	(37,181)	—	—	(37,181)
Stock-based compensation expense	—	—	22,080	—	—	—	—	22,080
Balance at September 30, 2018	48,663	$62	$721,939	13,495	$(359,936)	$(382)	$180,127	$541,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Xperi Corporation (the “Company”) licenses its innovative products, technologies and inventions to global electronics companies which, in turn, integrate the technologies into their own consumer electronics and semiconductor products. The Company's technologies and inventions are widely adopted and used every day by millions of people. The Company's audio technologies have shipped in billions of devices for the home, mobile and automotive markets. The Company's imaging technologies have been embedded in billions of smartphones and other mobile devices. The Company's semiconductor packaging and interconnect technologies have been licensed to more than 100 customers and have shipped in over 100 billion semiconductor chips.

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2019 and 2018, and for the three and nine months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2018 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019 (the “Form 10-K”).

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019 or any future period and the Company makes no representations related thereto.

In the fourth quarter of 2018, the Company funded a new entity and issued shares to non-controlling interests. At the end of the fourth quarter of 2018, the entity was approximately 85% owned by the Company. As a result of issuing new shares in such entity to noncontrolling interests during the first nine months of 2019, the Company’s ownership interest of the entity decreased to approximately 83% as of September 30, 2019. The operating results of this entity have been consolidated in the Company’s consolidated financial statements since the fourth quarter of 2018.

In the first quarter of 2019, the Company recorded an out-of-period adjustment to decrease current unbilled receivables and decrease retained earnings by $2.9 million to correct an error that originated in the first quarter of 2018 in connection with its adoption of Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” The adjustment relates to an error in the Company’s interpretation of the payment terms of a contract entered into in a prior year. The Company determined that the error was not material to any of its prior annual and interim period financial statements, and the impact of correcting it is not considered to be material to the financial statements for the three and nine months ended September 30, 2019.

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

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The company will adopt ASU 2016-13 on January 1, 2020 by using the modified retrospective approach to record a cumulative-effect adjustment, if any, in retained earnings in the Consolidated Balance Sheet. Based on the work completed to date and current expectations of future economic conditions, the Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

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

Additional Disclosures Under Topic 606

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$175	$3,852	$3,130	$1,602
Performance obligations satisfied in previous periods (true ups and licensee reporting adjustments)*	$1,349	$3,375	$2,941	$3,001

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

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under the Company’s engineering services contracts. The Company's remaining revenue under contracts with performance obligations was as follows (in thousands):

	As of
	September 30, 2019	December 31, 2018
Revenue from contracts with performance obligations expected to be satisfied in:
One year or less	$974	$3,080
More than one year but less than two years	169	2,289
Total	$1,143	$5,369

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

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid income taxes	$3,982	$6,768
Prepaid expenses	7,328	8,293
Other	4,019	2,373
	$15,329	$17,434

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Equipment, furniture and other	$33,860	$28,798
Building and improvements	18,258	18,258
Land	5,300	5,300
Leasehold improvements	8,043	6,367
	65,461	58,723
Less: accumulated depreciation and amortization	(31,654)	(27,686)
	$33,807	$31,037

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 amounted to $1.6 million and $1.6 million, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 amounted to $5.1 million and $5.1 million, respectively.

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Employee compensation and benefits	$13,022	$26,858
Third-party royalties	4,654	7,140
Current portion of operating lease liabilities	5,784	—
Accrued expenses	4,822	3,994
Other	3,719	7,344
	$32,001	$45,336

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Unrealized loss on available-for-sale debt securities, net of tax	$(7)	$(328)
	$(7)	$(328)

Other income and expense, net, consisted of the following (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest income from significant financing components under Topic 606	$906	$1,577	$4,626	$5,876
Interest income from investments	420	233	1,702	697
Realized and unrealized gain (loss) on marketable equity securities	(1,060)	(566)	563	(566)
Other income	163	493	646	1,113
	$429	$1,737	$7,537	$7,120

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

The following is a summary of marketable securities at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$41,038	$26	$(32)	$41,032
Commercial paper	23,985	5	(6)	23,984
Total debt securities	65,023	31	(38)	65,016
Money market funds	3,022	—	—	3,022
Marketable equity securities	3,405	—	(1,730)	1,675
Total equity securities	6,427	—	(1,730)	4,697
Total marketable securities	$71,450	$31	$(1,768)	$69,713
Reported in:
Cash and cash equivalents				$22,962
Short-term investments				46,751
Total marketable securities				$69,713

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$28,623	$—	$(275)	$28,348
Commercial paper	2,999	—	—	2,999
Treasury and agency notes and bills	6,000	—	(53)	5,947
Total debt securities	37,622	—	(328)	37,294
Money market funds	11,499	—	—	11,499
Marketable equity securities	5,662	—	(2,217)	3,445
Total equity securities	17,161	—	(2,217)	14,944
Total marketable securities	$54,783	$—	$(2,545)	$52,238
Reported in:
Cash and cash equivalents				$11,499
Short-term investments				40,739
Total marketable securities				$52,238

At September 30, 2019 and December 31, 2018, the Company had $122.5 million and $154.4 million, respectively, in cash, cash equivalents and short-term investments. These balances include $52.8 million and $102.1 million in cash held in operating accounts not included in the tables above at September 30, 2019 and December 31, 2018, respectively.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not significant during the three and nine months ended September 30, 2019 and 2018, respectively.

Unrealized losses on marketable debt securities were $0.1 million and $0.3 million, net of tax, as of September 30, 2019 and December 31, 2018, respectively. These amounts were related to temporary fluctuations in value of available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of September 30, 2019 because the Company has the intent and ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the three and nine months ended September 30, 2019 and 2018, respectively, the Company did not record any impairment charges related to its marketable debt securities.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale debt securities at September 30, 2019 and December 31, 2018, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$16,412	$(18)	$13,560	$(14)	$29,972	$(32)
Commercial paper	21,682	(6)	—	—	21,682	(6)
Total	$38,094	$(24)	$13,560	$(14)	$51,654	$(38)

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$5,488	$(2)	$22,860	$(273)	$28,348	$(275)
Commercial paper	2,999	—	—	—	2,999	—
Treasury and agency notes and bills	—	—	5,947	(53)	5,947	(53)
Total	$8,487	$(2)	$28,807	$(326)	$37,294	$(328)

The estimated fair value of marketable debt securities by contractual maturity at September 30, 2019 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$49,208
Due in one to two years	15,808
Total	$65,016

Equity Securities

On September 19, 2018, the Company purchased seven million common shares of Onkyo Corporation (“Onkyo”), a publicly traded Japanese company and a long-standing customer of the Company, pursuant to the Capital Alliance Agreement (“Agreement”) entered into between the two parties on September 3, 2018. Upon making the investment, the Company held a 6.3% ownership interest in Onkyo. Due to changes in the business expectations, the Company determined not to continue discussions on the business alliance. On July 5, 2019, the Company sold approximately 2.8 million shares of Onkyo stock and realized a gain of $0.1 million and $0.1 million for the three and nine months ended September 30, 2019, respectively. There were no realized gains or losses on sales of the Onkyo investment during the same periods in 2018. The Company intends to sell the remaining shares over time depending on market conditions.

The Company had an unrealized loss and an unrealized gain on its Onkyo investment of $1.1 million and $0.5 million during the three and nine months ended September 30, 2019, respectively, and unrealized losses of $0.6 million and $0.6 million for the three and nine months ended September 30, 2018, respectively. Cumulative unrealized losses on the investment amounted to $1.7 million through September 30, 2019.

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2018 and September 30, 2019.

The following is a list of the Company’s assets required to be measured at fair value on a recurring basis and where they were classified within the hierarchy as of September 30, 2019 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$3,022	$3,022	$—	$—
Marketable equity securities (2)	1,675	1,675
Corporate bonds and notes - debt securities (2)	41,032	—	41,032	—
Commercial paper - debt securities (3)	23,984	—	23,984	—
Total Assets	$69,713	$4,697	$65,016	$—

The following footnotes indicate where the noted items were recorded in the Condensed Consolidated Balance Sheet at September 30, 2019:

(1)	Reported as cash and cash equivalents.
(2)	Reported as short-term investments.
(3)	Reported as cash and cash equivalents if purchased with an original maturity of three months or less at the date of purchase; otherwise reported as short-term investments.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s long-term debt is carried at historical cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$384,065	$380,480	$482,193	$450,083
(1)

Carrying amounts of long-term debt are net of unamortized debt issuance costs of $9.9 million and $11.8 million as of September 30, 2019 and December 31, 2018, respectively. See “Note 8 – Debt” for additional information.

The Company’s long-term debt, net, is classified within Level 2. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The Company's reporting units include the Product Licensing segment and the Semiconductor and IP Licensing segment. Of the carrying value of goodwill, approximately $378.1 million was allocated to the Product Licensing segment and approximately $7.7 million was allocated to the Semiconductor and IP Licensing segment as of September 30, 2019 and December 31, 2018.

Identified intangible assets consisted of the following (in thousands):

	Average	September 30, 2019			December 31, 2018
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$146,684	$(134,606)	$12,078	$146,684	$(128,691)	$17,993
Existing technology	5-10	206,878	(122,190)	84,688	206,878	(96,089)	110,789
Customer contracts and related relationships	3-9	291,769	(162,003)	129,766	291,769	(121,831)	169,938
Trademarks/trade name	4-10	40,083	(14,813)	25,270	40,083	(11,083)	29,000
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total intangible assets		$687,645	$(435,843)	$251,802	$687,645	$(359,925)	$327,720

Amortization expense for the three months ended September 30, 2019 and 2018 amounted to $25.1 million and $27.2 million, respectively.

Amortization expense for the nine months ended September 30, 2019 and 2018 amounted to $75.9 million and $81.6 million, respectively.

As of September 30, 2019, the estimated future amortization expense of total intangible assets was as follows (in thousands):

2019 (remaining 3 months)	$24,027
2020	88,231
2021	80,522
2022	32,083
2023	21,203
Thereafter	5,736
$251,802

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

On January 23, 2018, the Company and the loan parties entered into an amendment to the Credit Agreement (the “Amendment”). In connection with the Amendment, the Company made a voluntary prepayment of $100.0 million of the term loan outstanding under the Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a replacement of the outstanding initial term loan with the new tranche term B-1 loan (the “Amended Term B Loan”) in a principal amount of $494.0 million, (ii) a reduction of the interest rate margin applicable to such loan to (x) in the case of Eurodollar loans, 2.50% per annum and (y) in the case of base rate loans, 1.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the Amended Term B Loan within nine months of the closing date of the Amendment, and (iv) certain amendments to provide the Company with additional flexibility under the covenant governing restricted payments. Using cash on hand, the Company made two voluntary prepayments of $50.0 million each on March 29, 2019 and June 28, 2019.

The Company’s obligations under the Credit Agreement, as amended by the Amendment, continue to be guaranteed by substantially all of the Company’s subsidiaries, and secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Company was in compliance with all requirements during the three and nine months ended September 30, 2019.

At September 30, 2019, $394.0 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 5.6%. Interest is payable monthly. There were also $9.9 million of unamortized debt issuance costs recorded as a reduction of the long-term portion of the debt. Interest expense was $5.5 million and $18.4 million for the three and nine months ended September 30, 2019, respectively. Interest expense was $6.3 million and $18.9 million for the three and nine months ended September 30, 2018, respectively. Amortized debt issuance costs, which were included in interest expense, amounted to $0.6 million and $1.9 million for the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2019 (remaining 3 months)	$—
2020	—
2021	—
2022	—
2023	394,000
Thereafter	—
Total	$394,000

NOTE 9 – NET LOSS PER SHARE

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units ("RSUs"). Non-forfeitable dividends are paid on unvested shares of restricted stock. No dividends are accrued or paid on unvested RSUs. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s loss per share calculation for the three and nine months ended September 30, 2019 and 2018.

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Denominator:
Weighted average common shares outstanding	49,459	48,958	49,036	49,005
Less: shares of restricted stock subject to repurchase	—	—	—	—
Total common shares-basic	49,459	48,958	49,036	49,005
Effect of dilutive securities:
Options	—	—	—	—
Restricted stock awards and units	—	—	—	—
Total common shares-diluted	49,459	48,958	49,036	49,005

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

For the three and nine months ended September 30, 2019, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 2.5 million and 1.5 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2019, respectively, because including them would have been anti-dilutive.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors (the “Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. There were no repurchases during the three and nine months ended September 30, 2019. The Company has repurchased a total of approximately 13,279,000 shares of common stock, since inception of the plan, at an average price of $26.25 per share for a total cost of $348.6 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2019, the total remaining amount available for repurchase was $101.4 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

Stock Option Plans

The 2003 Plan

As of September 30, 2019, there were approximately 2.1 million shares reserved for future grant under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2018	678	$26.39
Options granted	—	—
Options exercised	(40)	$16.69
Options canceled / forfeited / expired	(42)	$31.96
Balance at September 30, 2019	596	$26.63

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of September 30, 2019 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2018	2,149	757	2,906	$29.10
Awards and units granted	1,191	4	1,195	$22.99
Awards and units vested / earned	(771)	(118)	(889)	$31.15
Awards and units canceled / forfeited	(102)	(89)	(191)	$28.43
Balance at September 30, 2019	2,467	554	3,021	$26.12

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

Employee Stock Purchase Plans

As of September 30, 2019, there were approximately 1,052,000 shares reserved for grant under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “IESPP”), collectively.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Research, development and other related costs	$3,544	$3,252	$10,293	$9,690
Selling, general and administrative	4,444	4,201	12,539	12,390
Total stock-based compensation expense	7,988	7,453	22,832	22,080
Tax effect on stock-based compensation expense	(1,269)	(1,177)	(3,654)	(3,592)
Net effect on net income (loss)	$6,719	$6,276	$19,178	$18,488

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2019 and 2018 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Employee stock options	$49	$79	$181	$362
Restricted stock awards and units	7,362	7,060	21,013	19,870
Employee stock purchase plan	577	314	1,638	1,848
Total stock-based compensation expense	$7,988	$7,453	$22,832	$22,080

There were no options granted in the three and nine months ended September 30, 2019 and 2018.

ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	August 2019	August 2018
Expected life (years)	2.0	2.0
Risk-free interest rate	1.7%	2.7%
Dividend yield	3.5%	3.9%
Expected volatility	51.7%	41.7%

NOTE 12 – INCOME TAXES

For the three months ended September 30, 2019, the Company recorded an income tax benefit of $14.6 million on a pretax loss of $30.6 million and for the nine months ended September 30, 2019, the Company recorded an income tax benefit of $27.1 million on a pretax loss of $74.7 million, which resulted in an effective tax rate of 36.3%. The income tax benefit for the three and nine months ended September 30, 2019 was primarily related to tax benefit from operating losses and the realization of certain tax credits, offset by foreign withholding taxes, certain non-deductible expenses, and shortfalls from stock-based compensation.

For the three months ended September 30, 2018, the Company recorded an income tax benefit of $2.6 million, on a pretax loss of $24.4 million and for the nine months ended September 30, 2018, the Company recorded an income tax benefit of $8.6 million on a pretax loss of $91.6 million, which resulted in an effective tax rate of 9.3%. The income tax benefit for the three and nine months ended September 30, 2018 was primarily related to tax benefit from losses and credits generated from operations offset by foreign withholding taxes, certain book-to-tax permanent differences, valuation allowance recorded against the Company’s unutilized tax credits generated in the current year, and shortfalls from stock-based compensation.

The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in income tax benefit for the nine months ended September 30, 2019 as compared to the income tax benefit during the same period in the prior year is largely attributable to the realization of certain tax credits.

As of September 30, 2019, unrecognized tax benefits were $34.1 million (which is included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheet), of which $21.3 million would affect the effective tax rate if recognized. As of September 30, 2018, unrecognized tax benefits were $34.4 million (which was included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheet), of which $22.2 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the nine months ended September 30, 2019 and 2018, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $1.2 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, the Company’s 2014 through 2017 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Internal Revenue Service is currently in the process of completing the examination of one of the Company’s domestic subsidiaries for tax year 2014. The Company estimates that the financial outcome of this examination will not be material to its Statement of Operations.

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

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2028. The Company’s leases have remaining lease terms of one year to nine years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within one year or less. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. The Company uses its incremental borrowing rate for purposes of discounting lease payments.

Lease cost is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating lease cost (1)	$1,991	$1,790	$5,997	$5,419

(1) Includes short-term leases and variable lease costs, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,482	$4,498
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$361	$5,136

September 30, 2019
Weighted-average remaining lease term (years):
Operating leases	4.8
Weighted-average discount rate:
Operating leases	5.7%

Future minimum lease payments and related lease liabilities as of September 30, 2019 were as follows (in thousands):

Operating Leases
2019 (remaining 3 months)	$1,631
2020	6,129
2021	4,360
2022	3,259
2023	3,235
Thereafter	4,596
Total lease payments	23,210
Less: imputed interest (1)	(3,043)
Present value of lease liabilities:	$20,167

Less: current obligations under leases (accrued liabilities)	5,784
Noncurrent operating lease liabilities	$14,383

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Commitments

Under certain contractual arrangements with vendors and content and ecosystem partners, the Company may be obligated to pay up to approximately $7.1 million over an estimated period of approximately four years if certain milestones are achieved.

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

On remand, the parties filed second round motions for summary judgment, and Toshiba filed a motion to strike two of Tessera’s expert reports.  On October 8, 2019, the Court granted Tessera’s motion for summary judgment on Toshiba’s counterclaim for a royalty refund.  That counterclaim is now dismissed from the case.  The Court also denied Toshiba’s motion for summary judgment on all of Tessera’s claims, and denied Toshiba’s motion to strike Tessera’s expert reports except to the extent that the reports contain legal opinions and expert testimony as to intent, motive, and state of mind.  Trial is scheduled for October 19, 2020.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Product Licensing segment	$46,028	$60,378	$152,026	$164,755
Semiconductor and IP Licensing segment	11,839	11,987	37,523	37,096
Total revenue	57,867	72,365	189,549	201,851
Operating expenses:
Product Licensing segment	44,543	44,865	135,807	130,901
Semiconductor and IP Licensing segment	10,004	19,177	29,513	57,546
Unallocated operating expenses (1)	28,847	28,084	88,069	93,262
Total operating expenses	83,394	92,126	253,389	281,709
Operating income (loss):
Product Licensing segment	1,485	15,513	16,219	33,854
Semiconductor and IP Licensing segment	1,835	(7,190)	8,010	(20,450)
Unallocated operating expenses (1)	(28,847)	(28,084)	(88,069)	(93,262)
Total operating loss	$(25,527)	$(19,761)	$(63,840)	$(79,858)

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

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Japan	$18,368	32%	$27,609	38%	$69,427	37%	$65,153	32%
Korea	19,086	33	19,158	27	53,002	28	51,046	25
U.S.	9,733	17	13,949	19	33,740	18	39,529	20
Europe and Middle East	4,780	8	9,359	13	15,243	8	25,492	13
China	3,925	7	1,980	3	11,433	6	17,615	9
Other	1,975	3	310	—	6,704	3	3,016	1
	$57,867	100%	$72,365	100%	$189,549	100%	$201,851	100%

For the three months ended September 30, 2019 and 2018, there were one customer and three customers, respectively, that accounted for 10% or more of total revenue. For the nine months ended September 30, 2019 and 2018, there were two customers and one customer, respectively, that accounted for 10% or more of total revenue. As of September 30, 2019 and December 31, 2018, there were three and two customers, respectively, that each accounted for 10% or more of total accounts receivable.

NOTE 16 - SUBSEQUENT EVENTS

On October 28, 2019, the Board declared a cash dividend of $0.20 per share of common stock, payable on December 18, 2019 to the stockholders of record at the close of business on November 27, 2019.

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

Business Overview

Xperi is a publicly-traded technology company with headquarters in Silicon Valley and operations around the world. Through its operating subsidiaries, Xperi creates, develops and licenses innovative audio, imaging, semiconductor packaging and interconnect technologies. We have approximately 700 employees and nearly 30 years of operating experience.

We license our innovative products, technologies and inventions to global electronics companies which, in turn, integrate the technologies into their own consumer electronics and semiconductor products. Our technologies and inventions are widely adopted and used every day by millions of people. Our audio technologies have shipped in billions of devices for the home, mobile and automotive markets. Our imaging technologies have been embedded in billions of smartphones and other mobile devices. Our semiconductor packaging and interconnect technologies have been licensed to more than 100 customers and have shipped in over 100 billion semiconductor chips.

Results of Operations

We adopted the new accounting standard, ASU No. 2014-09 (Topic 606) "Revenue from Contracts with Customers" effective January 1, 2018, which had a material impact on the financial reporting of our operating results. The adoption of Topic 606 does not, however, impact billings or the cash flow from our contracts with customers. We expect to experience greater variability in quarterly revenue as a result of Topic 606 being applied to minimum guarantee and fixed fee licensing contracts. We place greater emphasis on billings and operating cash flows rather than revenue and net operating results to internally evaluate our financial performance.

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

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Royalty and license fees	100%	100%	100%	100%
Total revenue	100	100	100	100
Operating expenses:
Cost of revenue	3	7	3	5
Research, development and other related costs	46	33	42	38
Selling, general and administrative	50	39	47	46
Amortization expense	43	37	40	40
Litigation expense	2	11	2	11
Total operating expenses	144	127	134	140
Operating loss	(44)	(27)	(34)	(40)
Interest expense	10	9	9	9
Other income and expense, net	(1)	(2)	(4)	(4)
Loss before taxes	(53)	(34)	(39)	(45)
Benefit from income taxes	(25)	(4)	(14)	(4)
Net loss	(28)%	(30)%	(25)%	(41)%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change
Royalty and license fees	$57,867	$72,365	$(14,498)	(20)%

The $14.5 million or 20% decrease in revenue was due to the timing and duration of minimum guarantee (“MG”) contracts up for renewal and executed during the quarter, decreased non-recurring engineering (“NRE”) services revenue in Product Licensing, as well as a decrease in per-unit royalty true ups in the third quarter of 2019 as compared to the same period in the prior year.

	Nine Months Ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change
Royalty and license fees	$189,549	$201,851	$(12,302)	(6)%

The $12.3 million or 6% decrease in revenue was due to timing and duration of MG contracts up for renewal and executed during the quarter, decreased NRE services revenue and a decrease in per-unit royalty true ups in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Our billings were as follows (in thousands, except for percentages):

	Three Months Ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change
Total billings	$90,629	$100,587	$(9,958)	(10)%

The $10.0 million or 10% decrease in billings was due primarily to declines in NRE billings from the automotive market, decreased billings in the mobile market primarily due to an ongoing contract interpretation issue with a customer, lower Semiconductor and IP Licensing billings resulting from certain settlement and license agreements expiring at the end of 2018 and declines in payments from existing settlement and license agreements. These reductions were partially offset by the Samsung settlement and license agreement executed in December 2018.

	Nine Months Ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change
Total billings	$287,233	$305,550	$(18,317)	(6)%

The $18.3 million or 6% decrease in billings was primarily driven by a decline of $9.4 million in billings in the mobile market principally due to an ongoing contract interpretation issue with a customer, and secondarily by the declines in Semiconductor and IP Licensing billings resulting from certain settlement and license agreements expiring at the end of 2018 and declines in payments from existing settlement and license agreements, partially offset by the Samsung settlement and license agreement executed in December 2018.

With changes in revenue recognition due to the adoption of Topic 606 in 2018, we anticipate our revenue for 2019 will continue to be significantly impacted due principally to our inability to record future billings as revenue in 2019 and later periods, where such revenue arises from minimum guarantee and fixed fee licensing contracts in place prior to adoption of ASC 606 on January 1, 2018. This accounting change will not impact billings or the cash flow from these contracts. Furthermore, we may experience greater variability in quarterly and annual revenue in future periods as a result of the revenue accounting treatment applied to future minimum guarantee and fixed fee licensing contracts. Management places greater emphasis on billings and cash flows rather than revenue and net operating results to internally evaluate our financial performance.

Cost of Revenue

Cost of revenue consists of royalties paid to third parties and direct compensation and related expenses to provide NRE services.

Cost of revenue for the three months ended September 30, 2019 was $1.5 million, as compared to $5.0 million for the three months ended September 30, 2018. Cost of revenue for the nine months ended September 30, 2019 was $6.2 million, as compared to $9.4 million for the nine months ended September 30, 2018. The decreases were primarily due to lower royalties accrued and paid to a third party in connection with a Product Licensing segment contract.

Research, Development and Other Related Costs

Research and development (“R&D”) is conducted primarily in-house and targets development of audio and image enhancement technologies, chip-scale, multi-chip and wafer level packaging, circuitry, 3D-IC architectures, wafer and die bonding technologies and machine learning. Research, development and other related costs include expenses associated with applications engineering necessary to port and integrate our technologies and products on third party silicon and into end devices. These costs consist primarily of compensation and related costs for personnel, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred.

Research, development and other related costs for the three months ended September 30, 2019 were $26.4 million, as compared to $24.2 million for the three months ended September 30, 2018, an increase of $2.2 million or 9%. The increase was primarily driven by an increase of $0.8 million in outside services associated with current R&D activities, and an increase of $0.8 million in facility related expenses.

Research, development and other related costs for the nine months ended September 30, 2019 were $79.1 million, as compared to $75.9 million for the nine months ended September 30, 2018, an increase of $3.2 million or 4%. The increase was primarily driven by an increase of $1.5 million in outside services associated with current R&D activities, an increase of $1.3 million in facility related expense, and an increase of $0.9 million in software and licensing subscriptions, partially offset by a reduction in personnel and retention bonus expenses.

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

Selling, general and administrative expenses for the three months ended September 30, 2019 were $28.8 million, as compared to $28.1 million for the three months ended September 30, 2018, an increase of $0.7 million or 2%. The increase was primarily driven by a $1.4 million increase in corporate marketing and sales promotion expenses, partially offset by a decrease of $0.8 million in personnel and retention bonus expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $88.1 million, as compared to $93.3 million for the nine months ended September 30, 2018, a decrease of $5.2 million or 6%. The decrease was primarily due to a $4.3 million decrease in personnel and retention bonus expenses, a $1.1 million decrease in bank fees due to debt modification and repricing activities in the first quarter of 2018, and a $0.8 million decrease in software license subscription fees, partially offset by higher corporate marketing and sales promotions expenses.

Amortization Expense

Amortization expense for the three months ended September 30, 2019 was $25.1 million, as compared to $27.2 million for the three months ended September 30, 2018, a decrease of $2.1 million. Amortization expense for the nine months ended September 30, 2019 was $75.9 million, as compared to $81.6 million for the nine months ended September 30, 2018, a decrease of $5.7 million. The decreases were primarily attributable to certain intangible assets becoming fully amortized over the past twelve months.

With the acquisition of DTS in 2016, we anticipate that amortization expense will continue to be a significant expense since we acquired approximately $479 million in intangible assets which will be amortized over the next several years. See “Note 7 - Goodwill and Identified Intangible Assets" in the Notes to Condensed Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the three months ended September 30, 2019 was $1.5 million, as compared to $7.6 million for the three months ended September 30, 2018, a decrease of $6.1 million. Litigation expense for the nine months ended September 30, 2019 was $4.0 million, as compared to $21.6 million for the nine months ended September 30, 2018, a decrease of $17.6 million. The decreases were primarily related to our conclusion of litigation activity through our settlement with Samsung in the fourth quarter of 2018, partially offset by increases in NVIDIA related litigation expenditure during the periods.

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

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Research, development and other related costs	$3,544	$3,252	$10,293	$9,690
Selling, general and administrative	4,444	4,201	12,539	12,390
Total stock-based compensation expense	$7,988	$7,453	$22,832	$22,080

Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. For the three months ended September 30, 2019, stock-based compensation expense was $8.0 million, of which $0.1 million related to employee stock options, $7.4 million related to restricted stock awards and units and $0.5 million related to employee stock plan purchases. For the three months ended September 30, 2018, stock-based compensation expense was $7.5 million, of which $0.1 million related to employee stock options, $7.1 million related to restricted stock awards and units and $0.3 million related to employee stock plan purchases.

For the nine months ended September 30, 2019, stock-based compensation expense was $22.8 million, of which $0.2 million related to employee stock options, $21.0 million related to restricted stock awards and units and $1.6 million related to employee stock plan purchases. For the nine months ended September 30, 2018, stock-based compensation expense was $22.1 million, of which $0.4 million related to employee stock options, $19.9 million related to restricted stock awards and units and $1.8 million related to employee stock plan purchases. The increases in stock-based compensation for the three and nine months ended September 30, 2019 resulted primarily from a higher volume of restricted stock unit grants.

Interest Expense

Interest expense for the three months ended September 30, 2019 and 2018 was $5.5 million and $6.3 million, respectively. Interest expense for the nine months ended September 30, 2019 and 2018 was $18.4 million and $18.9 million, respectively. The decreases in interest expense in the three and nine months ended September 30, 2019 was primarily a result of a lower average debt balance as compared to the comparable periods in 2018, partially offset by higher LIBOR rates through mid-2019 due to the variable rate included in our debt. Interest expense may increase in future periods if interest rates are to further increase during the remainder of 2019 and in future years.

Other Income and Expense, Net

Other income and expense, net, for the three months ended September 30, 2019 was $0.4 million, as compared to $1.7 million for the three months ended September 30, 2018. Other income and expense, net, was lower in the third quarter of 2019 due principally to a decrease of $0.7 million in interest income from financing components under Topic 606 and a higher unrealized loss of $0.5 million on our equity investment in Onkyo common stock.

Other income and expense, net, for the nine months ended September 30, 2019 was $7.5 million, as compared to $7.1 million for the nine months ended September 30, 2018. Other income and expense, net, was higher in the first nine months of 2019 due principally to recognition of an unrealized gain of $0.5 million on our equity investment in Onkyo stock as compared to an unrealized loss of $0.6 million on the same investment during the comparable period in 2018, partially offset by lower interest income from financing components under Topic 606.

Provision for Income Taxes

For the three months ended September 30, 2019, we recorded an income tax benefit of $14.6 million on a pretax loss of $30.6 million and for the nine months ended September 30, 2019, we recorded an income tax benefit of $27.1 million on a pretax loss of $74.7 million, which resulted in an effective tax rate year to date of 36.3%. The income tax benefit for the three and nine months ended September 30, 2019 was primarily related to tax benefit from operational losses and the realization of certain tax credits, offset by foreign withholding taxes, certain non-deductible expenses, and shortfalls from stock-based compensation.

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

Our provision for income taxes is based on our worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The increase in income tax benefit for the nine months ended September 30, 2019 as compared to the income tax benefit during the same period in the prior year is largely attributable to the realization of certain tax credits.

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

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Product Licensing segment	$46,028	$60,378	$152,026	$164,755
Semiconductor and IP Licensing segment	11,839	11,987	37,523	37,096
Total revenue	57,867	72,365	189,549	201,851
Operating expenses:
Product Licensing segment	44,543	44,865	135,807	130,901
Semiconductor and IP Licensing segment	10,004	19,177	29,513	57,546
Unallocated operating expenses (1)	28,847	28,084	88,069	93,262
Total operating expenses	83,394	92,126	253,389	281,709
Operating income (loss):
Product Licensing segment	1,485	15,513	16,219	33,854
Semiconductor and IP Licensing segment	1,835	(7,190)	8,010	(20,450)
Unallocated operating expenses (1)	(28,847)	(28,084)	(88,069)	(93,262)
Total operating loss	$(25,527)	$(19,761)	$(63,840)	$(79,858)

(1) Unallocated operating expenses consist primarily of selling, general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $385.8 million in goodwill at September 30, 2019, approximately $378.1 million is allocated to our Product Licensing reporting segment and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting segment.

For the three months ended September 30, 2019, the unallocated expenses were $28.8 million compared to $28.1 million for the three months ended September 30, 2018. The increase of $0.7 million was primarily attributable to an increase in corporate marketing and sales promotional expenses, partially offset by lower personnel and retention bonus expenses.

For the nine months ended September 30, 2019, the unallocated expenses were $88.1million compared to $93.3 million for the nine months ended September 30, 2018. The decrease of $5.2 million was primarily attributable to decreases in personnel and retention bonus expenses, debt modification and repricing fees, and software license subscription costs, partially offset by increased spending in corporate marketing and sales promotions.

Product Licensing Segment

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Royalty and license fees	$46,028	$60,378	$152,026	$164,755
Total revenue	46,028	60,378	152,026	164,755
Operating expenses:
Cost of revenue	1,505	5,003	6,241	9,407
Research, development and other related costs	20,318	17,657	61,691	55,109
Litigation	538	—	1,329	—
Amortization	22,182	22,205	66,546	66,385
Total operating expenses	44,543	44,865	135,807	130,901
Total operating income	$1,485	$15,513	$16,219	$33,854

Product Licensing revenue for the three months ended September 30, 2019 was $46.0 million as compared to $60.4 million for the three months ended September 30, 2018, a decrease of $14.4 million or 24%. Product Licensing revenue for the nine months ended September 30, 2019 was $152.0 million as compared to $164.8 million for the nine months ended September 30, 2018, a decrease of $12.8 million or 8%. The decreases in revenue were due to the timing and duration of MG contracts up for renewal and executed, decreased NRE services revenue, as well as a decrease in per-unit royalty true ups in the three and nine months ended September 30, 2019 as compared to the comparable periods in the prior year.

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change
Product Licensing billings	$48,043	$54,478	$(6,435)	(12)%	$157,797	$166,686	$(8,889)	(5)%

The decreases in billings were primarily driven by a decline in billings in the mobile market, due principally to an ongoing contract interpretation issue with a customer, and secondarily by decreased NRE billings from the automotive market.

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

Operating expenses for the three months ended September 30, 2019 were $44.5 million and consisted of cost of revenue of $1.5 million, research, development and other related costs of $20.3 million, litigation costs of $0.5 million and amortization costs of $22.2 million. The decrease of $0.4 million in total operating expenses as compared to $44.9 million for the three months ended September 30, 2018 was primarily driven by lower cost of revenue from royalties paid to a third party, partially offset by an increase in outside services within R&D and higher litigation costs.

Operating expenses for the nine months ended September 30, 2019 were $135.8 million and consisted of cost of revenue of $6.2 million, research, development and other related costs of $61.7 million, litigation costs of $1.3 million and amortization costs of $66.6 million. The increase of $4.9 million in total operating expenses as compared to $130.9 million for the nine months ended September 30, 2018 was primarily driven by the increases in outside services and software license subscriptions within R&D and higher litigation costs, partially offset by lower cost of revenue from royalties paid to a third party.

Operating income for the three months ended September 30, 2019 was $1.5 million compared to operating income of $15.5 million for the three months ended September 30, 2018, with the variance due to the reasons stated above.

Operating income for the nine months ended September 30, 2019 was $16.2 million compared to operating income of $33.9 million for the nine months ended September 30, 2018, with the variance due to the reasons stated above.

Semiconductor and IP Licensing Segment

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Royalty and license fees	$11,839	$11,987	$37,523	$37,096
Total revenue	11,839	11,987	37,523	37,096
Operating expenses:
Research, development and other related costs	6,051	6,532	17,421	20,765
Litigation	989	7,642	2,719	21,593
Amortization	2,964	5,003	9,373	15,188
Total operating expenses	10,004	19,177	29,513	57,546
Total operating income (loss)	$1,835	$(7,190)	$8,010	$(20,450)

Semiconductor and IP Licensing segment revenue for the three months ended September 30, 2019 was $11.8 million as compared to $12.0 million for the three months ended September 30, 2018. Semiconductor and IP Licensing segment revenue for the nine months ended September 30, 2019 was $37.5 million as compared to $37.1 million for the nine months ended

September 30, 2018. Revenue for the three and nine months ended September 30, 2019 remained relatively constant as compared to the same periods in the prior year.

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change
Semiconductor and IP Licensing billings	$42,586	$46,109	$(3,523)	(8)%	$129,436	$138,864	$(9,428)	(7)%

The decreases in billings were due principally to certain settlement and license agreements expiring at the end of 2018 and declines in payments from existing settlement and license agreements, partially offset by the Samsung settlement and license agreement executed in December 2018.

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

Operating expenses for the three months ended September 30, 2019 were $10.0 million and consisted of research, development and other related costs of $6.0 million, litigation costs of $1.0 million and amortization costs of $3.0 million. The decrease of $9.2 million in total operating expenses as compared to $19.2 million for the three months ended September 30, 2018, resulted primarily from lower litigation costs as a result of concluding the legal proceedings against Samsung in December 2018, and secondarily from lower R&D costs driven principally by lower personnel and bonus expenses, and lower amortization. The lower amortization was attributable to certain intangible assets becoming fully amortized over the past twelve months. Operating expenses for the nine months ended September 30, 2019 were $29.5 million and consisted of research, development and other related costs of $17.4 million, litigation costs of $2.7 million and amortization costs of $9.4 million. The decrease of $28.0 million in total operating expenses as compared to $57.5 million for the nine months ended September 30, 2018, resulted primarily from lower litigation costs as a result of concluding the legal proceedings against Samsung in December 2018, and secondarily from lower R&D costs driven principally by lower personnel and bonus expenses, and lower amortization. The lower amortization was attributable to certain intangible assets becoming fully amortized over the past twelve months.

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

Operating income for the three months ended September 30, 2019 was $1.8 million compared to operating loss of $7.2 million for the three months ended September 30, 2018, with the variance due to the reasons stated above.

Operating income for the nine months ended September 30, 2019 was $8.0 million compared to operating loss of $20.5 million for the nine months ended September 30, 2018, with the variance due to the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$75,717	$113,625
Short-term investments	46,751	40,739
Total cash, cash equivalents and short-term investments	$122,468	$154,364
Percentage of total assets	12%	12%

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net cash from operating activities	$104,214	$68,633
Net cash from investing activities	$(13,053)	$1,819
Net cash from financing activities	$(129,069)	$(156,846)

Our primary sources of liquidity and capital resources are our operating cash flows and our investment portfolio. Cash, cash equivalents and short-term investments were $122.5 million at September 30, 2019, a decrease of $31.9 million from $154.4 million at December 31, 2018. This decrease resulted primarily from $100.0 million in voluntary pay-down of debt principal, $29.6 million in dividends paid and $8.0 million of capital expenditures, which was partially offset by $104.2 million in cash generated from operations. Cash and cash equivalents were $75.7 million at September 30, 2019, a decrease of $37.9 million from $113.6 million at December 31, 2018.

Cash flows provided by operations were $104.2 million for the nine months ended September 30, 2019, primarily due to our net loss of $47.6 million being adjusted for non-cash items of depreciation of $5.1 million, amortization of intangible assets of $75.9 million, stock-based compensation expense of $22.8 million and $89.6 million in changes in operating assets and liabilities. These increases were partially offset by a reduction of $43.1 million in deferred income taxes.
Cash flows provided by operations were $68.6 million for the nine months ended September 30, 2018, primarily due to our net loss of $83.0 million being adjusted for non-cash items of depreciation of $5.1 million, amortization of intangible assets of $81.6 million, stock-based compensation expense of $22.1 million and $61.2 million in changes in operating assets and liabilities. These increases were partially offset by a reduction of $21.2 million in deferred income taxes.

Net cash used in investing activities was $13.1 million for the nine months ended September 30, 2019, primarily related to the purchases of short-term available-for-sales securities of $34.5 million and $8.0 million in capital expenditures partially offset by maturities and sales of securities of $29.3 million.

Net cash provided by investing activities was $1.8 million for the nine months ended September 30, 2018, primarily related to maturities and sales of securities of $28.2 million, partially offset by purchases of securities of $20.1 million, purchases of intangible assets of $3.4 million and capital expenditures of $2.5 million.

Net cash used in financing activities was $129.1 million for the nine months ended September 30, 2019 principally due to $100.0 million in a partial pay-down of debt principal, $29.6 million in dividends paid and $4.3 million in repurchases of common stock, partially offset by $6.0 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

Net cash used in financing activities was $156.8 million for the nine months ended September 30, 2018 principally due to $100.0 million in voluntary pay-down of debt principal, $29.5 million in dividends paid and $40.5 million in repurchases of common stock, partially offset by $13.2 million in proceeds from the exercise of stock options and employee stock purchases.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities including corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. We invest excess cash predominantly in high-quality investment grade debt securities with less than three years to maturity. Our marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Under Topic 321, we measure equity securities with readily determinable market value at fair value and recognize any changes in fair value in net income (loss). We recorded an unrealized loss of approximately $1.1 million on this investment in the third quarter of 2019, and we have recorded cumulative unrealized losses of $1.7 million since we made this investment. On July 5, 2019, we sold approximately 2.8 million shares of Onkyo stock (out of a total holding of 7.0 million shares), and we intend to sell the remaining shares over time depending on market conditions.

We evaluate our debt securities periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of those investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the three and nine months ended September 30, 2019 and 2018, no impairment charges were recorded with respect to our investments in debt securities.

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

At September 30, 2019, $394.0 million was outstanding under this loan facility with an interest rate, including amortization of debt issuance costs, of 5.6%. Interest is payable monthly. As the cumulative $200.0 million prepayments of debt principal we made during 2018 and 2019 exceeded the minimum principal payment requirements, we expect to have no further principal payment requirements until maturity of the loan, subject to our expected achievement of a net leverage ratio, as defined in the loan agreement, below 2.0 at the end of each fiscal year end. Because the interest rate on the loan facility is variable, we are subject to variations in our cash flows based on changes in market interest rates.

In August 2007, our Board of Directors (the “Board”) authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2019, the total amount available for repurchase under the plan was $101.4 million. No expiration has been specified for this plan. Since the inception of the plan, and through September 30, 2019, we have repurchased approximately 13.3 million shares of common stock at a total cost of $348.6 million at an average price of $26.25. During the three months ended September 30, 2019, we made no stock repurchases. We plan to continue to execute authorized repurchases from time to time under the plan.

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

As of September 30, 2019, we had accrued $14.6 million of unrecognized tax benefits in other long-term liabilities related to uncertain tax positions, and accrued approximately $1.2 million of interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.

See “Note 14 - Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

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

On remand, the parties filed second round motions for summary judgment, and Toshiba filed a motion to strike two of Tessera’s expert reports.  On October 8, 2019, the Court granted Tessera’s motion for summary judgment on Toshiba’s counterclaim for a royalty refund.  That counterclaim is now dismissed from the case.  The Court also denied Toshiba’s motion for summary judgment on all of Tessera’s claims, and denied Toshiba’s motion to strike Tessera’s expert reports except to the extent that the reports contain legal opinions and expert testimony as to intent, motive, and state of mind.  Trial is scheduled for October 19, 2020.

Invensas Corp., et al. v. NVIDIA Corp., Case No. 1:19-cv-00861-RGA (D. Del.)

On May 8, 2019, Invensas Corporation and Tessera Advanced Technologies, Inc. filed a complaint against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the District of Delaware. The complaint alleges that NVIDIA infringes U.S. Patent Nos. 6,232,231, 6,849,946, 7,064,005, 6,317,333, and 5,666,046 and requests, among other things, that NVIDIA be ordered to pay compensatory damages in an amount no less than a reasonable royalty.  NVIDIA answered the complaint on July 1, 2019 and subsequently moved to transfer the case to the U.S. District Court for the Northern District of California.  The Court denied NVIDIA’s motion to transfer on September 17, 2019.  A Markman hearing is scheduled for September 14, 2020, and a jury trial is scheduled to begin on September 20, 2021.

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

We have earned a significant amount of our revenue from a limited number of customers. For the three months ended September 30, 2019, there was one customer that accounted for 10% or more of total revenue. For the three months ended September 30, 2019, there were two customers that accounted for 10% or more of total billings. We expect that a significant portion of our billings and revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our billings and revenue could decrease substantially. In addition, historically a significant portion of our recurring billings were the result of structured payment terms in connection with the settlement of litigation matters, including our settlements with Amkor Technology, Inc. and Powertech Technology Inc. which we received our last payments from in the fourth quarter of 2018. If we are unable to replace the billings from an expiring license or at the end of structured payment terms of a settlement agreement with similar billings from other customers, our revenue and billings could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.

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

The DTS acquisition was financed with existing cash balances and a $600 million secured term loan, with $394 million remaining outstanding under the loan as of September 30, 2019. The combination of reduced cash balances and the incurrence of substantial long-term debt could limit our ability to make future acquisitions, investments and capital expenditures that may be necessary or desirable for the operation or expansion of our business.  Moreover, our ability to service the principal and interest payments on such indebtedness will depend on our continuing ability to generate requisite cash flow from our existing and acquired business operations.  The terms of the indebtedness include covenants that may limit our operating flexibility and create a risk of default if we are unable to meet financial ratios and other covenant requirements.  While we made voluntary prepayments of $100 million of principal on the indebtedness in both 2018 and so far in 2019, we may be unable to generate sufficient cash flow to make principal and interest payments in future periods, and in any event, we may be required to refinance the remaining indebtedness upon its maturity in 2023.  We may be unable to refinance such indebtedness on favorable terms or at all.  For example, a downgrade in our credit rating could make any such refinancing more difficult to secure on favorable terms.  A default under, or inability to refinance, our indebtedness could substantially adversely affect our continuing financial viability, and could lead to insolvency, bankruptcy, and the reduction or elimination of stockholders’ equity.

Our variable rate indebtedness may expose us to interest rate risk, which could cause our debt costs to increase significantly.

As of September 30, 2019, we had $394.0 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At September 30, 2019, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $4.0 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

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

At September 30, 2019, we held approximately $75.7 million in cash and cash equivalents and $46.8 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our debt investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Upon making the investment, we held a 6.3% ownership interest in Onkyo, and as of September 30, 2019, we held a 2.7% ownership interest. As of September 30, 2019, the market value of our remaining equity investment in Onkyo had decreased by approximately $1.7 million since our initial investment. The financial market and monetary risks associated with our investment portfolio have and may in the future have a material adverse effect on our financial condition, results of operations or cash flows.

Our intellectual property business operates in a highly cyclical industry, which is subject to significant downturns.

The semiconductor and electronics industries in which our intellectual property business primarily operates have historically been cyclical and are characterized by wide fluctuations in product supply and demand. From time to time, these industries have experienced significant downturns, often in connection with, or in anticipation of, declining economic conditions, maturing product and technology cycles, and excess inventories. This cyclicality could cause our operating results to decline from one period to the next. Our business depends, in part, upon the volume of production by our customers, which, in turn, depends upon the current and anticipated market demand for semiconductors and products that use semiconductors. Semiconductor manufacturers, foundries, and package assembly companies generally sharply curtail their spending during industry downturns, and historically have lowered their spending more than the decline in their revenue. As a result, our financial results have been, and will continue to be, impacted by the cyclicality of the electronics industry. If we are unable to control our expenses adequately in response to lower royalties from our customers in such downturns, our results of operations and cash flows will be materially and adversely impacted.

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

Deteriorating trade relations between the United States and China, other trade conflicts and barriers, economic sanctions, and national security protection policies could limit or prevent us from licensing our technology to certain existing or potential customers, or prevent such customers from doing business with us.

The increased trade conflicts between the United States and its major trading partners, evidenced by trade restrictions such as tariffs, taxes, export controls, economic sanctions, and enhanced policies designed to protect national security, could adversely impact our revenue and billings.  In particular, we have begun to see impacts on our business due to the increase in trade conflicts between the United States and China, although to date this impact has not been material.  In the future, trade restrictions could limit or prevent us from licensing our technology to existing or potential customers. In May 2019, the United States Department of Commerce designated Huawei Technologies, a current customer of ours, to its “entity list,” which limits the ability of U.S. companies to export products and license technologies to Huawei. These export controls, as well as retaliatory controls and tariffs that China has imposed and is considering, could restrict our ability to do business with Huawei and other Chinese customers.  Further United States government actions to protect domestic economic and security interests could lead to further restrictions. Moreover, growing trade conflicts and uncertainties can be expected to lead to decreased use of foreign-owned technologies in China and other countries, due to efforts by foreign governments and enterprises to find alternative sources of supply, to develop proprietary domestic technologies, and otherwise to reduce reliance on foreign technology sources. These trends could have a material adverse impact on our revenue and billings.

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

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of September 30, 2019, the total amount available for repurchase under the plan was $101.4 million.

The amount of repurchases under our stock repurchase program will vary. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. In 2017, we repurchased approximately 654,000 shares for an aggregate amount of $15.3 million. In 2018, we repurchased approximately 2,137,000 shares for an aggregate amount of $41.4 million. In the first three quarters of 2019, we did not repurchase any shares.  Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. The terms of our current or future debt agreements could limit our ability to repurchase shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

In August 2007, the Company’s Board of Directors authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. We made no stock repurchases during the third quarter of 2019. At September 30, 2019, the total amount available for repurchase under our stock repurchase program was $101.4 million.

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2019

XPERI CORPORATION

By:	/s/ Jon Kirchner
Jon Kirchner Chief Executive Officer