Form 10-K
period 2019-12-31
Xperi Corp
filed 2020-02-18
CIK 1690666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37956

XPERI CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-4465732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3025 Orchard Parkway, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

(408) 321-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	XPER	The Nasdaq Global Select Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2019 was $732,852,355 (based on the closing sale price of the registrant’s common stock as reported on The Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 7, 2020 was 49,861,846.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

XPERI CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

On December 18, 2019, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with TiVo Corporation (“TiVo”) to combine in an all-stock merger of equals transaction (the “Mergers”). The transaction will create a leading consumer and entertainment technology licensing business and one of the industry’s largest intellectual property (IP) licensing platforms, with a diverse portfolio of entertainment and semiconductor intellectual property. The Mergers are expected to close and become effective (the “Effective Time”) during the second quarter of 2020, subject to regulatory approvals, the approval by the shareholders of each company, and other customary closing conditions.

Subject to the terms and conditions of the Merger Agreement, each share of Xperi common stock (“Xperi Common Stock”) issued and outstanding immediately prior to the Effective Time, excluding any shares of Xperi Common Stock that are held in treasury, will be converted into the right to receive one share of common stock of the combined company and each share of TiVo common stock (“TiVo Common Stock”) issued and outstanding immediately prior to the Effective Time, excluding any shares of TiVo Common Stock that are held in treasury, will be converted into the right to receive 0.455 shares of common stock of the combined company. On a pro forma, fully diluted basis, it is expected that immediately following the Effective Time, Xperi stockholders will own approximately 46.5% of the combined company and TiVo stockholders will own approximately 53.5% of the combined company.

In connection with the Merger Agreement, Xperi and TiVo obtained a debt commitment letter from Bank of America, N.A., Royal Bank of Canada, and Barclays Bank PLC to provide a senior secured first lien term loan B facility in an aggregate principal amount of $1,100 million (the “Debt Financing”), subject to the terms and conditions set forth therein. The proceeds from the Debt Financing may be used (i) to pay fees and expenses incurred in connection with the Mergers and the related transactions, (ii) to accomplish the refinancing of existing indebtedness of Xperi and TiVo, and (iii) to the extent of any remaining amounts, for working capital and other general corporate purposes. For further discussion of the planned merger with TiVo, refer to “Item 1A. Risk Factors,” and “Note 9 – Acquisitions, Goodwill and Identified Intangible Assets” in the Notes to Consolidated Financial Statements.

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

We license our innovative products, technologies and inventions to global electronics and media companies which, in turn, integrate these solutions into their own consumer electronics and semiconductor products. Our technologies and inventions are widely adopted and used every day by millions of people. Our audio and imaging technologies have shipped in billions of devices for the home, automotive, and mobile markets. Our semiconductor packaging and interconnect technologies have been licensed to more than 100 customers and have shipped in over a hundred billion semiconductor chips.

Xperi operates in two segments. The Product Licensing segment is comprised of our Audio and Imaging businesses, which we license through the DTS, HD Radio, and IMAX Enhanced brands. These licenses typically include the delivery of software and/or hardware-based solutions to our customers or to their suppliers. Product Licensing revenue is derived primarily from sales into the home, automotive and mobile markets.

The Semiconductor and IP Licensing segment includes our Tessera, Invensas and Invensas Bonding Technologies subsidiaries, which license semiconductor packaging and interconnect technologies and associated intellectual property. Semiconductor and IP Licensing revenue is derived from technology and IP licenses to semiconductor companies, foundries and packaging companies. We have a long history of developing and monetizing next-generation technologies, including chip-scale and multi-chip packaging solutions as well as low-temperature wafer and die bonding solutions. Today, we are actively developing and licensing 3D semiconductor packaging, interconnect and bonding solutions for semiconductors that are used in every day products such as smartphones, tablets, and laptops as well as servers used in datacenters. We also provide engineering services to our customers to assist them in their evaluation and adoption of our technologies including the transition into high volume production.

Product Licensing Segment

Overview of Solutions

The Product Licensing segment is comprised of solutions from our audio and imaging businesses.

Audio Solutions: Our audio business is a premier audio technology solutions provider for high definition entertainment experiences. The DTS codec is designed to enable recording, delivery and playback of immersive high definition audio and is incorporated by hundreds of customers around the world into an array of consumer electronics devices for use anywhere, at home, in the car, or on the go. We provide products and services to entertainment media ecosystem partners such as motion picture studios, radio and TV broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded audio within their content. This in turn allows consumers to experience immersive and compelling audio wherever they choose to enjoy it. Devices that incorporate DTS audio codec technology include televisions (TVs), personal computers (PCs), smartphones, tablets, automotive entertainment systems, set top boxes (STBs), video game consoles, Blu-ray Disc players, audio/video receivers (AVRs), soundbars, wireless speakers and home theater systems. We also offer DTS post-processing audio solutions designed to enhance the entertainment experience for users of consumer electronics devices, particularly those subject to the physical limitations of smaller speakers, such as TVs, PCs and mobile devices. In addition, our DTS PlayFi technology leverages our audio and technology expertise to enable a variety of high-quality audio playback options across wireless speakers, set top boxes, TVs and mobile devices.

Digital Radio Solutions: Our digital radio solutions, HD Radio and DTS Connected Radio, are a key part of our automotive audio business. HD Radio is the only digital terrestrial broadcast system approved by the Federal Communications Commission (FCC) for AM/FM radio in the U.S., offering additional channels, crystal-clear sound and advanced data services with no subscription fees. HD Radio enables a high quality in-vehicle radio experience with innovative features and digital capabilities. DTS Connected Radio is a global system that enables car makers to utilize a single platform to deliver an enhanced radio experience across different analog and digital broadcast systems deployed regionally. Utilizing an IP connection installed in a vehicle, DTS Connected Radio delivers an innovative analog AM/FM and digital (DAB and HD Radio) experience by pairing broadcast programming with IP-delivered content.

Imaging Solutions: Our subsidiary, FotoNation, a pioneer in computer vision and computational imaging solutions, provides critical imaging technologies that enable millions of consumers to take incredible pictures with their smartphones. Our FotoNation imaging products were rebranded to DTS in January 2020. These technologies underpin many of the features today’s digital users enjoy every day such as advanced portrait modes, face detection and tracking, and automatic effects such as face beautification. Our imaging technologies have become must-have capabilities for mobile device manufacturers and are key to enabling our in-cabin monitoring solutions in the car.

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

Some of the audio technologies we license include:

•

DTS:X® is our flagship object-based audio decoder. The technology includes object-based audio decoding, full backward compatibility with all DTS-encoded formats, and Neural:X, the latest spatial remapping technology that translates legacy bitstreams and PCM content to virtually any speaker layout.

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

•	DTS:X Ultra™ is designed for gaming and XR experiences with support for static, multi-channel and object-based audio. The technology is now supported in the Windows Spatial Sound PC Gaming platform.
•

DTS Headphone:X® includes our integrated surround sound technology and DTS decoder, coupled with user‑driven, headphone-specific tuning and personalization features for an enhanced listening experience over headphones.

•

DTS Clear Voice is an advanced audio input processing technology that delivers real-time voice filters to reduce noise and make one’s voice sound richer, cleaner, and more professional for streaming or online live game play.

•

DTS Play‑Fi® is a smart audio platform that enables high-quality, multi-room, synchronized streaming of music directly from a variety of sources to speakers over Wi-Fi. Play‑Fi is currently embedded in wireless speakers from many of the industry’s leading brands, in leading set top boxes, smart TVs and for mobile devices that use the Android, Kindle Fire or iOS operating systems, as well as the Windows PC platform.

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

Our immersive audio solutions, such as DTS-HD and DTS:X, empower content creators and are supported by all the major Hollywood studios, many cinema operators in the U.S. and Asia, and leading streaming service providers in the U.S., Europe and Asia. On the radio front, our HD Radio broadcast technology provides compelling advantages to consumers over traditional radio and is accordingly supported by more than 2,300 radio stations, including 98 of the top 100 stations in the top 10 U.S. radio markets.

Our imaging business licenses software solutions and technologies for the automotive and mobile imaging markets. Some of the solutions we license include:

•

DTS In-Cabin Monitoring (ICM) System includes driver monitoring systems (DMS) and occupant monitoring systems (OMS) to enable a full suite of detection and analysis products for automakers. These technologies enable state-of-the-art attentiveness assessment and fatigue detection for the driver as well as in-cabin monitoring and customization options, based on occupant detection and analysis.

•

DTS FaceSafe is a 3D face recognition solution for mobile devices. It features a cohesive set of convolutional neural network (CNN) technologies that enable full face detection and tracking, accurate feature detection, face modeling, texture and depth-based recognition, and liveliness detection.

•

DTS 3D Portrait is the next evolution of our portrait enhancement suite. Through AI-based 3D relighting technology coupled with background processing, 3D Portrait enables enhancement of photos and videos created by single and multiple depth sensing cameras. 3D Portrait’s relighting capacity in video-preview mode showcases how changing the light source position in the frame will affect the outcome in real-time.

•

DTS Electronic Image Stabilization (EIS) improves the user experience in smartphones when taking photos or recording video. Our EIS solution delivers lightning-fast image processing with best-in-class motion estimation, filtering and correction. The product eliminates the effect of hand jitter and flight navigation vibration correcting for 6 degrees of freedom, including rotation, translation, lens distortion and rolling shutter effects.

•

DTS IrisXR is a highly effective iris authentication product. The solution enables iris detection and recognition that provides a layer of safety and security with the potential to become a primary driver for augmented and virtual reality experiences.

•

DTS Image Processing Unit (IPU) is our unique collection of IP Cores that enable ultra-low power, low memory size, and low bandwidth consumption when using our or third-party imaging solutions. IPU is multi-use, feature rich, and programmable. These cores are ideal for enabling intelligence on the edge where power, form factor, privacy, and security are key factors.

Product Delivery

Traditionally, our technologies are delivered as software code on integrated circuit (IC) chips. We license a defined and limited set of rights to incorporate our technology into these IC chips, and the IC manufacturers deliver these Xperi‑enabled chips to our customers, the consumer electronics products manufacturers. We also work closely with the world’s leading IC manufacturers to enable support for our technologies on the new programmable architectures that fuel innovation and flexibility in today’s consumer electronics products. Our partners specialize in key vertical markets and work closely with us to enable our latest technologies for these programmable parts. Together, we license these solutions to Xperi’s consumer electronics products customers.

We have devoted significant time and resources to develop a broad range of solutions with key partners including Amlogic, Analog Devices, Cadence, Cirrus Logic, Mediatek, Mstar, NXP, Qualcomm, Realtek, Synaptics, Texas Instruments, and others.

In our automotive business, we engage directly with leading global auto manufacturers as well as their Tier-1 suppliers to get our radio products designed and delivered into the car.  We also work with radio broadcasters to support the adoption and implementation of our HD radio technology.

Our imaging business combines proprietary hardware design with software development to offer advantages in both processing speed and lower power, providing distinctive features to smartphones, drones, activity cameras and other battery-powered devices. We license our hardware designs to customers who, in turn, typically embed the hardware as modules within a larger chip. Our software typically runs on a microprocessor with capabilities that are augmented by our hardware design within a customer’s system.

Customers

We have licensed our audio technologies and related trademarks to substantially all of the major consumer electronics product manufacturers worldwide. These customers include Denso, Harman, Hisense, LG, Microsoft, Panasonic, Samsung and Sony, among others. Our HD Radio technology is incorporated into a number of our automotive partners’ products, including vehicles from Acura, Audi, BMW, Ford, GM, Honda, Hyundai, Tesla, and Toyota, among many others.

Our imaging technologies and products have been licensed to mobile phone and digital camera manufacturers worldwide, including to LG, Nikon, Oppo, Socionext, ZTE and others.

Research & Development

As demonstrated by our portfolio of industry‑recognized, widely-deployed advanced technologies, we have a long track record of innovating in the fields of audio and imaging. Our audio business was founded nearly 30 years ago on the basis of developing a unique audio solution for cinemas. Today, through a collection of world-class talent and strong research and development capabilities, we continue to focus on providing unique, cost effective and differentiated audio solutions for an ever larger universe of addressable markets.

Our imaging business was founded over 20 years ago, with the idea of connecting digital imaging devices to other computing platforms and enhancing the imaging experience for consumers. Starting with imaging research and advanced algorithm development, FotoNation pioneered a hybrid hardware-software delivery mechanism that has enabled the industry’s foremost low-power, high performance imaging capabilities on hand-held and edge devices. We have ongoing investment in world-class R&D supported by strong relationships with key OEMs and platform providers in consumer electronics.

Intellectual Property Portfolio

As of December 31, 2019, our subsidiaries comprising the Product Licensing segment owned approximately 1,224 United States patents and patent applications, as well as approximately 1,619 foreign patents and patent applications. The last of the issued patents to expire is in 2039.

Strategy

Our product licensing business is primarily focused on three markets: home, automotive and mobile devices. In addition to the market specific strategies discussed below, we have also funded a new subsidiary focused on delivering a new machine learning-based hardware and software platform. This new platform combines work on advanced machine learning with our unique experience in imaging, audio and semiconductor technologies. We intend to initially target the smart consumer electronics market with this new platform. This market is expected to be comprised of billions of devices across IoT, in home, mobile and automotive applications. We believe the new platform will enable us to provide advanced imaging and audio applications, as well as a range of new applications that utilize other types of sensing capabilities. Importantly, we believe this platform will allow us to bring a more complete solution to customers, migrating us further up the value chain, increasing both addressable market size and average selling prices of our products.

Home Market Strategy

The Home market consists of TVs, Blu-ray stand-alone players, Audio/Video Receivers, sound bars, wireless speakers, game consoles, set-top-boxes, and smart home cameras and sensors.

Our business strategy in the home market is focused on the following drivers:

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

Automotive Market Strategy

In the Automotive market, we serve automotive OEMs and tier one automotive suppliers who deliver in dash infotainment clusters and in-cabin monitoring solutions enabling personalized infotainment, comfort and safety solutions.

Our business strategy in the Automotive market is focused on the following drivers:

•	Proliferating digital radio and auxiliary data services such as traffic, local weather and enhanced content,
•	Globalizing advanced digital radio solutions, including DTS Connected Radio, and
•

Developing and bringing to market integrated In Cabin Monitoring Solutions, such as driver monitoring (DMS) and occupant monitoring (OMS) based on our industry-leading knowledge of computer vision, embedded machine learning design capability and automotive connectivity technologies.

Mobile Market Strategy

The Mobile market consists of smartphones, tablets, PCs and gaming headsets, as well as emerging opportunities such as Augmented Reality, Virtual Reality and Mixed Reality (AR/VR/MR).

Our business strategy in the Mobile market is focused on the following drivers:

•

Licensing DTS Headphone:X, DTS:X Ultra and DTS Clear Voice audio solutions embedded in industry leading game platforms for immersive and engaging gaming experience on laptops, PCs, smart phones and gaming headsets,

•	Leveraging our long-time industry leadership in computer vision technology focused on human subjects to develop integrated solutions for image capture to enhance photo and 5G videography,
•	Developing and delivering integrated imaging solutions for biometrics and user authentication,

•	Further enhancing our imaging solutions with the application of artificial intelligence-based machine learning to our industry-leading database of 20 million real life images, and
•	Delivering premium content and DTS-branded entertainment experiences for applications such as movies, gaming, AR/VR/MR.

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

Semiconductor and IP Licensing Segment

The Semiconductor and IP Licensing Segment licenses semiconductor packaging and interconnect technologies and related IP.  These technology and IP assets are licensed primarily through our subsidiaries, Tessera, Invensas and Invensas Bonding Technologies. Tessera’s research and development led to significant innovations in semiconductor packaging technology. We patented these innovations, often referred to as chip-scale and multi-chip packaging, which have been widely adopted in the electronics industry. The wave of adoption was initially led by Intel Corporation, and over time, many semiconductor companies and outsourced assembly and test (OSAT) companies entered into technology and patent license agreements with Tessera, Inc.

Invensas Corporation develops next generation semiconductor packaging and interconnect technologies for memory, mobile, computing and automotive applications. For these applications, Invensas innovates in four primary areas: (i) memory, including DRAM and NAND, (ii) sensing, including imaging and time-of-flights sensors, (iii) RF, including switches and filters, and (iv) 2.5D and three-dimensional integrated circuit (3D-IC) assemblies. Invensas engineering teams develop and prototype these technologies in advanced processing and assembly laboratories, as well as perform reliability and acceptance testing. Invensas builds collaborative partnerships with world-class manufacturing companies and high-volume equipment and materials suppliers and licenses its technology solutions to original equipment manufacturers (OEMs), original design manufacturers (ODMs), integrated device manufacturers (IDMs), fabless device suppliers, foundries, and outsourced assembly and test (OSATs) providers. Invensas also transfers its technologies to customer-designated manufacturing sites to support technology bring-up and product commercialization.

Within each of these areas of innovation (memory, sensing, RF and 2.5D/3D-IC), Invensas has created specific product solutions that address critical needs in the market. For example, Invensas innovates in the 3D-IC space. 3D-IC, which typically includes Through-Silicon Vias (TSVs), is widely expected to be the next major trend in the semiconductor industry and is applicable to multiple markets, including mobile, computing, data storage, and networking. In August of 2015, we augmented our 3D-IC portfolio with the acquisition of Ziptronix, Inc. (now known as Invensas Bonding Technologies, Inc.), a leading developer of low temperature wafer bonding technologies, which are targeted at the image sensor, DRAM, NAND, RF, MEMS, and 2.5D and 3D-IC markets. Wafer and die bonding technologies have become increasingly important as the industry continues to look toward 3D-IC solutions to drive performance, functionality and cost gains beyond conventional Moore’s Law scaling.

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

Our DBI® and DBI® Ultra technologies are low temperature hybrid direct bonding solutions that allow wafers or die to be bonded with exceptionally fine pitch 3D electrical interconnect. Like ZiBond, the DBI and DBI Ultra alignment and bonding processes are performed at room temperature. These technologies also leverage industry-standard manufacturing equipment, such as wafer and die bonders, enabling high-throughput, low cost-of-ownership fabrication processes required for high volume market applications. DBI and DBI Ultra can minimize the need for TSVs by allowing interconnection to occur at the bonding surface, thereby improving electrical performance and reducing cost. By incorporating dielectric bonding, DBI and DBI Ultra eliminate the need for under-fill while providing excellent thermal performance, reliability, and hermeticity, and maintaining an ultra-low profile.

Customers

Our semiconductor packaging, interconnect and other related technologies have been licensed to more than 100 companies. These customers include Samsung, SK hynix, UMC, OmniVision and Broadcom, among others.

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

As we have grown, we continue to develop new technologies internally as well as seek to acquire best-in-class technologies from outside sources. Our combination of experienced research and development engineers, our base of technologies, and our constant efforts to innovate new industry-leading solutions, provides a strong foundation for the development and commercialization of new and unique semiconductor packaging and interconnect solutions to meet the industry’s ongoing demand for higher performance, higher functionality and lower cost for years to come.

Intellectual Property Portfolio

As of December 31, 2019, our subsidiaries comprising the Semiconductor and IP Licensing segment owned approximately 1,958 United States patents and patent applications, as well as approximately 1,084 foreign patents and patent applications. The last of the issued patents to expire is in 2038.

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

Strategy

We are focused on the development of advanced semiconductor packaging and interconnect technologies to enable the next generation of mobile, consumer, and computing products. Leveraging our extensive design, simulation and prototyping capabilities, we partner with leaders across the semiconductor ecosystem to develop and commercialize our technologies.  As an integral component of our commercialization effort, we transfer our technologies to customer-selected manufacturing sites, foundries and OSATs to enable our customers to manufacture semiconductor products in high volume.

Although we are engaged with and have successfully licensed and transferred our technologies to many semiconductor companies, some of the companies that use our patented technologies have nonetheless chosen not to enter into license agreements with us. Consequently, we have, at times, initiated litigation to enforce our IP rights. We view litigation as an instrument of last resort and we use it only when our efforts to reach negotiated licenses have stalled or failed. If we are unable to secure license agreements on favorable terms through negotiations, or if licensees do not comply with the terms of their licenses, we might have to file new litigation to enforce our rights. See Part 1, Item 3-Legal Proceedings.

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

Customer Concentration

Nearly all of our revenue is denominated in U.S. dollars. The following table sets forth revenue generated from customers comprising 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
SK hynix Inc.	17%	12%	*
Intel Corporation	11%	*	*
Samsung Electronics, Co. Ltd.	*	38%	*
Micron Technology, Inc.	*	*	11%
Amkor Technologies, Inc.	*	*	10%

* denotes less than 10% of total revenue.

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

Risks Relating to the Mergers

As described in Item 1, Part 1 Business, on December 18, 2019, Xperi and TiVo agreed, subject to the terms and conditions of the Merger Agreement, to effect a strategic combination of our respective businesses by: (i) forming XRAY-TWOLF HoldCo Corporation, a corporation, organized under the laws of the State of Delaware and jointly owned by Xperi and TiVo (“HoldCo”), (ii) Xperi merging with a newly formed, wholly owned direct subsidiary of HoldCo, with Xperi surviving such merger as a direct wholly owned subsidiary of HoldCo (the “Xperi Merger”), and (iii) TiVo merging with a newly formed, wholly owned direct subsidiary of HoldCo, with TiVo surviving such merger as a direct, wholly owned subsidiary of HoldCo (the “TiVo Merger” and together with the Xperi Merger, the “Mergers”).

The risk factors below should be read in conjunction with the risk factors related to the company’s operations set forth below and other information contained in this report. HoldCo will file a registration statement on Form S-4 with the SEC that will include a joint proxy statement/prospectus relating to the Mergers. We urge you to read the registration statement on Form S-4 because it will contain important information about the Mergers, including relevant risk factors.

We may not be able to consummate our merger with TiVo, the consummation of such transaction may be delayed, or the parties may elect to terminate the merger agreement, which may disable or delay the business plans relating to the Mergers.

The consummation of the Mergers is subject to the satisfaction of a number of customary closing conditions, including (i) the adoption of the Merger Agreement by the stockholders of each of Xperi and TiVo; (ii) the absence of governmental restraints or prohibitions preventing the consummation of the Mergers; (iii) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of Xperi and TiVo contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement; (iv) the receipt of certain opinions from legal counsel regarding the intended tax treatment of the Mergers; and (v) the absence of a material adverse effect with respect to each of Xperi and TiVo. We or TiVo may not be able to obtain such stockholder approval or satisfy such other conditions, in which case the consummation of the Mergers may be delayed or terminated. Moreover, the board of directors of either company may change its recommendation that stockholders approve the transaction, and the agreement may be terminated in certain circumstances if a competing offer for an alternative transaction is made, in which case the transaction would not close and termination fees may be payable. Upon termination of the merger agreement under certain circumstances, we may be obligated to pay TiVo a termination fee of $44,000,000.  Additionally, under specified circumstances, we or TiVo may be required to pay an expense reimbursement amount of $10,000,000.  If the Mergers are not consummated or are materially delayed for these or any other reason, the execution of the announced business plans for the Mergers, including the goal to create a unique entertainment platform for the discovery, delivery, and monetization of content, as well as an intellectual property licensing platform that spans a number of the largest addressable markets in entertainment content, consumer electronics, and semiconductors, would be disabled or delayed. In such event, our business and operations, and our stock price, may be adversely affected.

There can be no assurance that the expected benefits of the Mergers will occur or be fully or timely realized.

The success of the Mergers will depend, in part, on the combined company’s ability to successfully combine our business with the business of TiVo. The combination of two independent businesses is a complex, costly and time consuming process, and the management of the combined company may face significant challenges in implementing such integration, including, without limitation:

•	difficulties integrating TiVo’s product technologies with our product technologies in a manner that creates technical synergies or that yields new or improved product applications in targeted markets;
•	failure to timely realize the projected cost savings or operating synergies as a result of the Mergers;
•	costs and strain on resources arising from attempts at integrating the businesses;
•	difficulties integrating the operations and personnel of the two companies into unified operations, organization, and human resources programs, and the risk that key employees could be lost;
•	failure to accurately forecast and communicate the long-term value or profitability of either business, including as a result of any failure to implement the business strategy for the Mergers;
•	adverse pricing trends or inability to achieve economies of scale as a result of the Mergers;
•

failure to maintain relationships with existing customers of the two companies, including customers who may be unfamiliar with Xperi or see themselves as being in conflict with the Xperi intellectual property business;

•	failure of the market to adopt new products or technologies developed as a result of the integration of Xperi’s and TiVo’s businesses; and
•

inability to manage growth resulting from the Mergers, including a failure to improve and expand management, systems, financial controls, a failure to expand, train and manage the combined employee base, or a failure to meet demand and quality standards required by Xperi’s and TiVo’s existing and potential customers and licensees.

Some of these factors will be outside of the control of management and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenues which could materially impact the company’s business, financial conditions and results of operations. If the combined company is not able to adequately address integration challenges, the combined company may be unable to integrate successfully our and TiVo’s operations or to realize the anticipated benefits of the transactions. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower and may take longer to achieve than anticipated.

We will be subject to business uncertainties and contractual restrictions until the Mergers are consummated.

Uncertainty about the effect of the Mergers on employees, suppliers, customers, distributors, licensors and licensees as well as licenses, contracts and other agreements, particularly for which the Mergers could be deemed a “change-in-control” under the applicable terms and conditions may have an adverse effect on Xperi, TiVo, and consequently the combined company. Changes to existing business relationships, including termination or modification, could negatively affect Xperi and/or TiVo’s revenues, earnings and cash flow, as well as the market price of Xperi Common Stock. These uncertainties may impair each party’s ability to attract, retain and motivate key personnel until the consummation of the Mergers, and could cause suppliers, customers and others that deal with the parties to seek to change existing business relationships with them. Retention of employees could be challenging during the pendency of the Mergers due to uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the combined company’s business following the consummation of the Mergers could be negatively impacted. Further, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of Xperi and TiVo to the same extent that Xperi and TiVo have previously been able to attract or retain their employees.

We expect to incur substantial transaction-related costs in connection with the Mergers.

We expect to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the transaction. The substantial majority of these costs will be non-recurring expenses relating to the Mergers, including costs relating to integration. These costs could adversely affect our financial condition and results of operations prior to the Mergers and of the combined company following the Mergers.

The Mergers could expose the combined company to liabilities and claims that we or TiVo have not previously experienced.

Upon closing of the Mergers, our combination with TiVo could increase the risk that the combined company becomes subject to claims of infringement of third-party intellectual property rights. We do not have prior experience in content aggregation and discovery technologies in which third parties may hold a substantial body of patents and other intellectual property rights. Moreover, the risks of third-party infringement claims could be heightened by the combined company’s need to engage in enforcement activities with respect to Xperi’s existing patents, as Xperi’s existing or potential licensees may seek to assert infringement claims against the TiVo business in response to enforcement activities relating to Xperi’s existing patents. Competitors of TiVo would not be subject to such heightened risk of third-party claims, and such claims could adversely affect the combined company’s business as well as impair its enforcement ability and licensing revenues.

The Mergers may not help to rationalize Xperi’s and TiVo’s disparate business operations. The combined company may dispose of or discontinue product lines, technologies, assets or operations, whether existing or acquired, if they do not fit into the strategic vision or meet forecasted results. Moreover, the potential separation of the combined companies’ product and licensing businesses may not be achieved.

We believe that TiVo’s business includes operations that are complementary to both our audio and imaging product and licensing operations and our semiconductor packaging, interconnect, and other patent licensing activities. However, future efforts by the combined company to rationalize Xperi’s and TiVo’s disparate business operations could result in the combined company’s management to refocus on certain business operations while disinvesting in others. We intend to integrate each company’s respective product and licensing businesses and operate them as separate product and licensing business units in order to facilitate a potential separation of these units at a later date. Additionally, as business strategy and product markets continue to evolve, the combined company may dispose, discontinue, or divest product lines or business divisions. Disposing or discontinuing existing product lines or business divisions, or separating business units, provides no assurance that operating expenses will be reduced or will not cause the combined company to incur material charges associated with such decision. Furthermore, the disposition or discontinuance of an existing product line or business division, or separation or spinoff of a business unit, entails various risks, including the risk of not being able to obtain a purchaser, or, if obtained, the purchase price may not be equal to at least the net asset book value for the product line or business unit, or the value that investors place on it as reflected in Xperi’s stock price or the stock price of the combined company. The combined company may not be able to achieve any separation of the combined companies’ product and licensing businesses despite our current consideration of such a separation. Other risks of such actions include adversely affecting employee morale, managing the expectations of, and maintaining good relations with, customers of disposed or discontinued product lines or business divisions, which could prevent selling other products to them. The combined company may also incur other significant liabilities and costs associated with disposal or discontinuance of product lines or business divisions, or separation of business units, including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. The effects of such actions may adversely impact business operations and the financial condition of the combined company.

Litigation challenging the Merger Agreement may prevent the Mergers from being consummated at all or within the expected timeframe.

We anticipate that a putative class action lawsuit may be filed against us and TiVo, challenging our merger with TiVo. If such lawsuit is filed, we anticipate that it will seek, among other things, to enjoin consummation of the Mergers. One of the conditions to the consummation of the Mergers is the absence of any injunctions prohibiting or restraining the Mergers. If any plaintiff is successful in its efforts, then the combination of our business with TiVo may not be consummated at all or within the expected timeframe.

Risks Relating to Our Business

Our revenue and billings have been concentrated and we anticipate that our revenue and billings will continue to be concentrated in a limited number of customers. If we lose any of these customers, or these customers do not pay us, our revenue and billings could decrease substantially.

We have earned a significant amount of our revenue from a limited number of customers. For the year ended December 31, 2019, there were two customers that accounted for 10% or more of total revenue. For the year ended December 31, 2019, there were two customers that accounted for 10% or more of total billings. We expect that a significant portion of our billings and revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our billings and revenue could decrease substantially. In addition, historically a significant portion of our recurring billings were the result of structured payment terms in connection with the settlement of litigation matters. If we are unable to replace the billings from an expiring license or at the end of structured payment terms of a settlement agreement with similar billings from other customers, our revenue and billings could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.

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

Our use of cash and substantial long-term borrowing to finance the DTS acquisition, and the refinancing of our indebtedness and that of TiVo’s in connection with the Mergers, could limit future opportunities for our business, and could materially adversely affect our financial condition if we are unable to pay principal or interest on, or to refinance, such indebtedness.

The DTS acquisition was financed with existing cash balances and a $600 million secured term loan, with $344 million remaining outstanding under the loan as of December 31, 2019. We have obtained a bank commitment letter for an aggregate principal amount of $1,100 million in debt financing in order to pay transaction expenses in connection with the planned merger with TiVo and to refinance the existing indebtedness of the Company and TiVo. As a result, our debt balance will increase substantially following the Mergers.  The incurrence of this substantial long-term debt could limit our ability to make future acquisitions, investments and capital expenditures that may be necessary or desirable for the operation or expansion of our business.  Moreover, our ability to service the principal and interest payments on such indebtedness will depend on our continuing ability to generate requisite cash flow from our existing and acquired business operations.  The terms of our existing indebtedness include, and the terms of the refinancing will include, covenants that may limit our operating flexibility and create a risk of default if we are unable to meet financial ratios and other covenant requirements.  While we made voluntary prepayments of $100 and $150 million of principal on our existing indebtedness in 2018 and 2019, respectively, we may be unable to generate sufficient cash flow to make principal and interest payments on this debt or on the refinanced debt in future periods, and in any event, we may be required to refinance the remaining indebtedness upon its maturity. We may be unable to refinance such indebtedness on favorable terms or at all.  For example, a downgrade in our credit rating could make any such refinancing more difficult to secure on favorable terms.  A default under, or inability to refinance, our indebtedness could substantially adversely affect our continuing financial viability, and could lead to insolvency, bankruptcy, and the reduction or elimination of stockholders’ equity.

Our variable rate indebtedness may expose us to interest rate risk, which could cause our debt costs to increase significantly.

As of December 31, 2019, we had $344.0 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes.  At December 31, 2019, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $3.4 million.  Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

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

From time to time, our efforts to obtain a reasonable royalty through our sales efforts do not result in the prospective customer agreeing to license our patents or our technology. In certain cases, we become involved in litigation to enforce our intellectual property rights, enforce the terms of our license agreements, determine the validity and scope of the proprietary rights of others, and defend against claims of infringement or invalidity.  Our current legal actions, as described in Part I, Item 3 - Legal Proceedings, are examples of disputes and litigation that impact our business. If we are not able to reach agreement with customers or potential customers we may be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.

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

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including audio, imaging, advanced semiconductor packaging, bonding, and interconnect technologies, as well as a new hardware and software solution for high-performance inference at the edge being developed by a new subsidiary. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue or billings from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.

Our substantial research and development investments may not translate into product market success, and could be jeopardized by our lack of relevant product experience, competition from other innovators with greater resources, dependence on third-party suppliers, and other factors.

We have incurred, and expect to continue to incur, substantial research and development expenses through a new subsidiary focused on delivering a new machine learning-based hardware and software platform. We do not have prior experience as a company in the development or marketing of a similar hardware or software platform. We will need to continue to find and hire relevant personnel to advance this new business. This new subsidiary may be unable to develop or market products that generate material revenue or that recoup our past and ongoing research and development costs. We will be reliant on third parties for chip design and manufacturing, and we may be unable to obtain sources of supply at a competitive price, or at all. Moreover, the semiconductor industry is highly cyclical, and the specific product markets targeted by the platform may be cyclical as well. The timing of new product introductions from this new subsidiary may not coincide with favorable parts of these cycles, increasing our risk of failure. In addition, chip technologies such as what we are developing are subject to extensive competition and a relentless pace of innovation. These new products could be copied or functionally surpassed by other designers, manufacturers, or innovators, some of whom may have far greater financial resources than the Company, and who may be able to develop products with greater capabilities or lower cost.

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

At December 31, 2019, we held approximately $74.6 million in cash and cash equivalents and $46.9 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds.  Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our debt investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Upon making the investment, we held a 6.3% ownership interest in Onkyo, and as of December 31, 2019, we held an approximately 2.2% ownership interest.  As of December 31, 2019, the market value of our remaining equity investment in Onkyo had decreased by approximately $2.3 million since our initial investment. The financial market and monetary risks associated with our investment portfolio have and may in the future have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our international corporate structure and intercompany arrangements, including the manner in which we market, develop, use and license our intellectual property, fund our operations and structure transactions with our international subsidiaries, may result in the increase or reduction of our worldwide effective tax rate. Such international corporate structure and intercompany arrangements are subject to examination by the tax authorities of the jurisdictions in which we operate, including the United States. The application of the tax laws of these jurisdictions to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Moreover, such tax laws are subject to change. Tax authorities may disagree with our intercompany transfer pricing arrangements, including our transfer of intangibles, or determine that the manner in which we operate our business does not achieve the intended tax consequences. Additionally, current and future changes in the tax laws or interpretations may have an adverse effect on our international corporate structure and operations. For example, various levels of government and international organizations, such as the Organization for Economic Co-operation and Development (“OECD”) and the European Union (“EU”), increasingly focus on future tax reform and any result from this development may result in changes to long-standing tax principles. Also, changes in the Korean tax law on royalties subject to withholding taxes from our Korean licensees may impact our financial results. The result of an adverse determination of any of the above items could increase our worldwide effective tax rate and harm our financial position and results of operations.

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, and the recording and release of such allowances may have a material impact on our results of operations.

The need for a valuation allowance requires an assessment of both positive and negative evidence on a jurisdiction-by-jurisdiction basis when determining whether it is more likely than not that deferred tax assets are recoverable.  In making such assessment, significant weight is given to evidence that can be objectively verified. New facts and circumstances, future financial results, and new guidance related to the Tax Act may require us to reevaluate our valuation allowance positions which could potentially affect our effective tax rate.

We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded.  There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective factors that cannot be readily predicted in advance. Both the establishment of a valuation allowance and the reversal of a previously recorded valuation allowance may have a material impact on our financial results.

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

The increased trade conflicts between the United States and its major trading partners, evidenced by trade restrictions such as tariffs, taxes, export controls, economic sanctions, and enhanced policies designed to protect national security, could adversely impact our revenue and billings.  In particular, we have seen impacts on our business due to the increase in trade conflicts between the United States and China, although to date this impact has not been material.  In the future, trade restrictions could limit or prevent us from licensing our technology to existing or potential customers. In May 2019, the United States Department of Commerce designated Huawei Technologies, a current customer of ours, to its “entity list,” which limits the ability of U.S. companies to export products and license technologies to Huawei. These export controls, as well as retaliatory controls and tariffs that China has imposed and is considering, could restrict our ability to do business with Huawei and other Chinese customers.  Further United States government actions to protect domestic economic and security interests could lead to further restrictions. Moreover, growing trade conflicts and uncertainties can be expected to lead to decreased use of foreign-owned technologies in China and other countries, due to efforts by foreign governments and enterprises to find alternative sources of supply, to develop proprietary domestic technologies, and otherwise to reduce reliance on foreign technology sources. These trends could have a material adverse impact on our revenue and billings.

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. At this time, we have temporarily closed our offices in China, Taiwan and Hong Kong and asked our employees to work from home.  We continue to monitor our operations and government recommendations, and may in the future elect to keep our facilities in affected areas closed, or otherwise protect our properties. The outbreak and any preventative or protective actions that we may take in respect of this coronavirus may result in a period of business disruption and reduced operations. Our customers’ businesses could be disrupted, and our revenues and billings could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Our business and operating results may be harmed if we are unable to manage growth in our business, if we undertake any restructuring activities or if we dispose of a business division or dispose of or discontinue any product lines.

We have in the past expanded our operations, domestically and internationally, and may continue to do so through both internal growth and acquisitions. In December 2019, we announced plans to merge with TiVo, and we currently anticipate this merger being completed in the second quarter of 2020.  In December 2016, we acquired DTS, resulting in our headcount more than doubling year over year.  If our growth continues, it may place a significant strain on our management team and on our operational and financial systems, procedures, and controls. Our future success will depend, in part, upon the ability of our management team to manage any growth effectively, requiring our management to:

•	recruit, hire, and train additional personnel;
•	implement and improve our operational and financial systems, procedures, and controls;
•	maintain our cost structure at an appropriate level based on the royalties, billings and cash we forecast and generate;
•	manage multiple concurrent development projects; and
•	manage operations in multiple time zones with different cultures and languages.

If we are unable to effectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.  Moreover, if our planned merger with TiVo, acquisitions or other growth initiatives do not prove to be profitable, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work, and may result in significant liabilities and costs as described earlier.

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

We have made and may continue to make or to pursue acquisitions and other business combinations which could divert management’s attention, cause ownership dilution to our stockholders, or be difficult to integrate, which may adversely affect our financial results.

We have made several acquisitions, and it is our current plan to continue to acquire assets, patents, technologies or companies that we believe are strategic to our future business. For example, in December 2019 we announced the planned merger with TiVo, and we currently expect that merger to be completed in the second quarter of 2020.  In the fourth quarter of 2016, we acquired DTS, Inc., for approximately $955 million.  Investigating businesses, assets, patents or technologies and integrating newly acquired or merged businesses, assets, patents or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations or operations. Mergers and acquisitions could also result in customer dissatisfaction, performance problems with an acquired or merged company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Our plans to integrate and expand upon research and development programs and technologies obtained through acquisitions or mergers may result in products or technologies that are not adopted by the market. The market may adopt competitive solutions to our products or technologies. Consequently, we might not be successful in integrating any acquired or merged businesses, assets, products or technologies, and might not achieve anticipated revenue and cost benefits.

There are numerous risks associated with our acquisitions or mergers of businesses, technologies and patents.

We have made a number of acquisitions of businesses, technologies and patents in recent years, and expect to complete the planned merger with TiVo in the second quarter of 2020. These acquisitions and the planned merger are subject to a number of risks, including but not limited to the following:

•

these transactions could fail to produce anticipated benefits or could have other adverse effects that we currently do not foresee. As a result, these transactions could result in a reduction of net income per share as compared to the net income per share we would have achieved if these transactions had not occurred. We may also be required to recognize impairment charges of acquired assets or goodwill, and if we decide to restructure acquired or merged businesses, we may incur other restructuring charges;

•

the purchase price for each transaction is determined based on significant judgment on factors such as projected cash flow, quality and availability of the business, technology or patent. In addition, if other companies have similar interests in the same business, technology or patent, our ability to negotiate these transactions at favorable terms may be limited and the transaction price may be artificially inflated;

•

following completion of these transactions, we may uncover additional liabilities, patent validity, infringement or enforcement issues or unforeseen expenses not discovered during our diligence process;

•

any such additional liabilities, patent validity, infringement or enforcement issues or expenses could result in significant unanticipated costs not originally estimated, such as impairment charges of acquired assets and goodwill, and may harm our financial results;

•

the integration of technologies, patent assets and personnel, if any, will be a time consuming and expensive process that may disrupt our operations if it is not completed in a timely and efficient manner. If our integration efforts are not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged. In addition, we may not achieve anticipated synergies or other benefits from any of these transactions;

•

we have incurred substantial direct transaction and integration costs as a result of past transactions, and we expect to incur substantial costs as a result of the planned merger with TiVo.  In future acquisitions, the total direct transaction costs and the costs of integration may exceed our expectations;

•

sales by the acquired and merged businesses may be subject to different accounting treatment than our existing businesses, especially related to the recognition of revenue. This may lead to the loss or deferral of revenue under current and emerging accounting standards, or confusion by investors and analysts based on the differences in revenue recognition in different parts of our business;

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
•

we are required to estimate and record fair values of contingent assets, liabilities, deferred tax assets and liabilities at the time of a transaction. Even though these estimates are based on management’s best judgment, the actual results may differ. Under the current accounting guidance, differences between actual results and management’s estimates could cause our operating results to fluctuate or could adversely affect our results of operations.

If our amortizable intangible assets (such as acquired patents) become impaired, we may be required to record a significant charge to earnings.

In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and transactions such as the acquisitions of DTS, Inc. in the fourth quarter of 2016 and the planned merger with TiVo that we expect to close in the second quarter of 2020. We believe these strategic relationships and transactions will enhance the competitiveness and size of our current businesses and provide diversification into markets and technologies that complement our current businesses. Future transactions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives. We review our amortizable intangible assets (such as our patent portfolio) for impairment when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life is shorter than originally estimated. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position, or results of operations.

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
•

the substantial research and development expenses that we have made and will continue to make on new products, as well as the uncertainty that such products will generate material revenue for the Company;

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

We currently pay a quarterly dividend of $0.20 per share. We also have returned capital to shareholders through stock repurchases. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.  The payment of future cash dividends is subject to the final determination each quarter by our Board of Directors that the dividend remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, actual and forecasted cash flows, capital resources and capital requirements, alternative uses of capital including business combinations, economic condition and other factors considered relevant by management and the Board of Directors.  Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.

Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of December 31, 2019, the total amount available for repurchase under the plan was $101.4 million.

The amount of repurchases under our stock repurchase program will vary. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. In 2017, we repurchased approximately 654,000 shares for an aggregate amount of $15.3 million. In 2018, we repurchased approximately 2,137,000 shares for an aggregate amount of $41.4 million. We did not repurchase any shares in 2019.  Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. The terms of our current or future debt agreements could limit our ability to repurchase shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal corporate headquarters, which house administrative, sales, marketing and research and development facilities, are located in San Jose, California, and are held under an operating lease. We own an office building in Calabasas, California that provides approximately 89,000 square feet to house additional administrative, sales, marketing, research and development personnel. We lease smaller facilities in other locations including the United States, Republic of Ireland, Romania, Hong Kong, China, the United Kingdom, Japan, South Korea, Taiwan, Singapore and Mexico. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space, to the extent needed, will be available in the future on commercially reasonable terms.

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

Confidential ICC Arbitration

On January 9, 2020, FotoNation Ltd. and Tessera Technologies, Inc. filed a Request for Arbitration against a FotoNation customer in the International Court of Arbitration of the International Chamber of Commerce.  The Request generally alleges that the respondent breached an agreement to pay royalties under a technology agreement, and seeks damages and declaratory relief.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since February 23, 2017, our common stock has traded publicly on The Nasdaq Global Select Market under the symbol “XPER.” Prior to February 23, 2017, our common stock traded publicly on The Nasdaq Global Select Market under the symbol “TSRA”. As of February 7, 2020, there were 49,861,846 outstanding shares of common stock held by 36 stockholders of record. In addition, a substantially greater number of stockholders may be "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We also have historically returned capital to shareholders through stock repurchases. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

STOCK REPURCHASES

We made no stock repurchases during the fourth quarter of 2019. At December 31, 2019, the total amount available for repurchase under our stock repurchase program was $101.4 million.

PERFORMANCE GRAPH

The following graph shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Composite Index and the Russell 2000 Index from December 31, 2014 through December 31, 2019. The graph and table assume that $100 was invested on December 31, 2014 in each of our common stock, the Nasdaq Composite Index and the Russell 2000 Index, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

	12/14	12/15	12/16	12/17	12/18	12/19
Xperi Corporation	$100.00	$85.82	$129.58	$73.66	$58.11	$60.75
Nasdaq Composite	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
Russell 2000 Index	$100.00	$95.59	$115.95	$132.94	$118.30	$148.49

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

	Years Ended December 31,
	2019	2018 (2)	2017	2016 (1)	2015
	(in thousands, except per share data)
Consolidated statements of operations data
Revenue	$280,067	$406,133	$373,732	$259,565	$273,300
Total operating expenses	$348,775	$382,153	$405,232	$170,177	$111,098
Operating income (loss)	$(68,708)	$23,980	$(31,500)	$89,388	$162,202
Net income (loss)	$(64,033)	$(1,763)	$(56,558)	$56,089	$117,016
Net income (loss) attributable to Xperi (3)	$(62,530)	$(289)	$(56,558)	$56,089	$117,016
Income (loss) per share attributable to Xperi:
Basic (4)	$(1.27)	$(0.01)	$(1.15)	$1.14	$2.26
Diluted (4)	$(1.27)	$(0.01)	$(1.15)	$1.12	$2.23
Cash dividends declared per share	$0.80	$0.80	$0.80	$0.80	$0.80
Weighted average number of shares used in per share calculation-basic (4)	49,120	48,823	49,251	49,187	51,802
Weighted average number of shares used in per share calculation-diluted (4)	49,120	48,823	49,251	50,190	52,586

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated statements of cash flows data:
Net cash provided by operating activities (5)	$169,253	$135,133	$147,265	$153,860	$147,276

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$121,477	$154,364	$200,692	$113,005	$381,744
Working capital	$233,096	$343,378	$148,695	$148,924	$390,880
Total assets	$1,047,945	$1,235,107	$1,110,024	$1,186,436	$539,352
Debt (6)	$344,000	$494,000	$594,000	$600,000	$—
Total Xperi stockholders’ equity	$547,911	$619,442	$435,576	$507,785	$515,157

(1) 2016 includes one month of financial results from DTS as well as one-time acquisition related expenses. All periods subsequent to 2016 include financial results from DTS post-acquisition.

(2) We adopted ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers” effective January 1, 2018, which had a material impact on the financial reporting of our operating results. We followed the modified retrospective transition method upon adoption, and under this method the comparative information for prior fiscal years has not been restated and continues to be reported under the accounting standards in effect for those periods.

(3) Excludes net income (loss) attributable to noncontrolling interest. See Note 1 of the Notes to Consolidated Financial Statements for further detail.

(4) See Note 11 of the Notes to Consolidated Financial Statements for an explanation of the methods used to determine the number of shares used to compute per share amounts.

(5) As a result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), we retrospectively adjusted our Consolidated Statements of Cash Flows to reclassify excess tax benefits of $8.2 million and $0.7 million from financing activities to operating activities in 2016 and 2015, respectively.

(6) Includes both the short-term and long-term portions of debt principal and excludes approximately $9.3 million, $11.8 million and $14.3 million in debt issuance costs as of December 31, 2019, 2018 and 2017, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion (presented in thousands, except for percentages) should be read in conjunction with our consolidated financial statements and notes thereto.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.xperi.com.

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

On December 18, 2019, we entered into a definitive agreement with TiVo to combine in an all-stock merger of equals transaction. The transaction will create a leading consumer and entertainment technology licensing business and one of the industry’s largest intellectual property (IP) licensing platforms with a diverse portfolio of entertainment and semiconductor intellectual property. The transaction is expected to close and become effective during the second quarter of 2020, subject to regulatory approvals, the approval by the shareholders of each company, and other customary closing conditions. For further discussion on the planned merger with TiVo, refer to “Item 1A. Risk Factors,” and “Note 9 – Acquisitions, Goodwill and Identifiable Intangible Assets” in the Notes to Consolidated Financial Statements.

The planned merger with TiVo will result in material changes to the combined companies’ balance sheet, results of operations and cash flows. Xperi and TiVo intend to refinance their existing indebtedness on a combined basis. We have obtained a bank commitment letter for an aggregate principal amount of $1,100 million in debt financing in order to pay transaction expenses in connection with the planned merger and to refinance the existing indebtedness of the Company and TiVo. As a result, the combined company’s debt balance will increase substantially following the planned merger. Additionally, our combined revenue, operating expenses, and cash from operations should all increase, resulting in the trends noted below in our “Results of Operations” to be altered going forward.

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

We adopted the new accounting standard, ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers” effective January 1, 2018, which had a material impact on the financial reporting of our operating results as described below. We followed the modified retrospective transition method upon adoption, and under this method the comparative information for prior fiscal years has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to “Note 4 – Revenue” in the Notes to Consolidated Financial Statements for detailed information.

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

For certain licensees, royalty revenue is generated based on a licensee’s production or shipment of licensed products incorporating our IP, technologies or software. Licensees with a per-unit arrangement pay a per-unit royalty for each product manufactured or sold, as set forth in its license agreement. Licensees generally report manufacturing or sales information in the quarter subsequent to when such activity takes place. Under Topic 606, we estimate the royalties earned each quarter based on our forecast of manufacturing and sales activity incurred by our licensees in that quarter. Any differences between actual royalties owed by a licensee and our quarterly estimates are recognized in the following quarter, when the licensee’s royalty report is received. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires us to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate quantities shipped by customers, which could have a material impact on the amount of revenue we report on a quarterly basis.

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

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Years ended December 31,
	2019	2018	2017
Revenue:
Royalty and license fees	100%	100%	100%
Total revenue	100	100	100
Operating expenses:
Cost of revenue	3	3	1
Research, development and other related costs	40	26	28
Selling, general and administrative	44	32	39
Amortization expense	36	27	30
Litigation expense	2	6	10
Total operating expenses	125	94	108
Operating income (loss) from continuing operations	(25)	6	(8)
Interest expense	(8)	(6)	(8)
Other income and expense, net	3	2	—
Income (loss) before taxes	(30)	2	(16)
Provision for (benefit from) income taxes	(7)	2	(1)
Net loss	(23)%	(0)%	(15)%

The following table sets forth our revenue by year (in thousands, except for percentages):

	Years Ended December 31,			2019 vs. 2018
	2019	2018	2017	Increase/(Decrease)	% Change
Royalty and license fees	$280,067	$406,133	$373,732	$(126,066)	(31)%

The $126.1 million or 31% decrease in revenue resulted primarily from revenue recorded in 2018 attributable to the Samsung settlement and license agreement executed in December 2018, partially offset by a one-time payment in connection with a new license agreement signed in December of 2019.

The following table sets forth our billings by year (in thousands, except for percentages):

	Years Ended December 31,			2019 vs. 2018
	2019	2018	2017	Increase/(Decrease)	% Change
Total billings	$413,921	$447,347	$422,476	$(33,426)	(7)%

The $33.4 million or 7% decrease in billings was primarily driven by the declines in Semiconductor and IP Licensing billings resulting from certain settlement and license agreements expiring at the end of 2018 and declines in payments from existing settlement and license agreements, and secondarily by a decline of $11.6 million in billings in the mobile market principally due to an ongoing contract interpretation issue with a customer. The decline was partially offset by increased billings in 2019 from the Samsung settlement and license agreement executed in December 2018 and a one-time payment from a new license agreement signed in December 2019.

With changes in revenue recognition due to the adoption of Topic 606 in 2018, we anticipate our revenue for 2020 will continue to be significantly impacted by our inability to record future billings as revenue in 2020 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to adoption of Topic 606 on January 1, 2018 and from significant fixed fee contracts taken to revenue prior to 2020. This accounting change will not impact billings or the cash flow from these contracts. Furthermore, we may experience greater variability in quarterly and annual revenue in future periods as a result of the revenue accounting treatment applied to future minimum guarantee and fixed fee licensing contracts. Management places greater emphasis on billings and cash flows, rather than revenue and net operating results, to internally evaluate our financial performance.

Cost of Revenue

Cost of revenue consists of royalties paid to third parties and direct compensation and related expenses to provide NRE services.

Cost of revenue for the year ended December 31, 2019 was $8.5 million, as compared to $13.3 million for the year ended December 31, 2018. The decrease was primarily due to lower royalties accrued and paid to a third party in connection with a Product Licensing segment contract.

Research, Development and Other Related Costs

Research and development (“R&D”) is conducted primarily in-house and targets development of audio and image enhancement technologies, chip-scale, multi-chip and wafer level packaging, circuitry, 3D-IC architectures, wafer and die bonding technologies and new machine learning based hardware and software solutions, including semiconductor chip design and fabrication costs. Research, development and other related costs include expenses associated with applications engineering necessary to port and integrate our technologies and products on third party silicon and into end devices. These costs consist primarily of compensation and related costs for personnel, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred.

Research, development and other related costs for the year ended December 31, 2019 were $112.3 million, as compared to $106.4 million for the year ended December 31, 2018, an increase of $5.9 million or 6%. The increase was primarily driven by an increase of $1.9 million in facility related expense, an increase of $1.5 million in personnel related expenses associated with higher headcount in a new subsidiary focused on a new hardware and software platform that delivers machine learning-based technology, an increase of $1.5 million in stock-based compensation resulting from higher stock unit grants provided to employees for reaching specific product development milestones in the fourth quarter of 2019, and an increase of $1.0 million in software and licensing subscriptions.

We believe that a significant level of research and development expenses will be required for us to remain competitive in the future, and we expect total R&D expense will continue to increase in 2020 as compared to 2019.

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

Selling, general and administrative expenses for the year ended December 31, 2019 were $122.9 million, as compared to $127.9 million for the year ended December 31, 2018, a decrease of $5.0 million or 4%. The decrease was primarily due to a $6.8 million decrease in personnel and retention bonus expenses, a $0.9 million decrease in stock-based compensation, and a $1.1 million decrease in bank fees due to debt modification and repricing activities in the first quarter of 2018, partially offset by $4.6 million in transaction costs related to the planned TiVo merger in 2019.

Amortization Expense

Amortization expense for the year ended December 31, 2019 was $99.9 million, as compared to $108.5 million for the year ended December 31, 2018, a decrease of $8.6 million. The decrease was primarily attributable to certain intangible assets becoming fully amortized over the past twelve months.

We anticipate that amortization expenses will continue to be a significant expense since we acquired approximately $479 million in intangible assets from the acquisition of DTS and other acquisition activity in 2016, which will be amortized over the next several years. See Note 9 – “Acquisitions, Goodwill and Identifiable Intangible Assets” in Notes to Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the year ended December 31, 2019 was $5.1 million, as compared to $26.1 million for the year ended December 31, 2018, a decrease of $21.0 million. The decrease was primarily related to our settlement with Samsung in the fourth quarter of 2018, partially offset by an increase in NVIDIA related litigation expenditure during 2019.

We expect that litigation expense may continue to be a material portion of our operating expenses in future periods, and may fluctuate between periods, because of planned or ongoing litigation, as described in Part I, Item 3 – Legal Proceedings, and because of litigation planned for or initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights. We currently expect litigation expense to increase in 2020 as compared to 2019 based on expected case activity on matters currently outstanding and the initiation of an arbitration matter in the first quarter of 2020.

Upon expiration of our customers’ licenses, if those licenses are not renewed, litigation may become necessary to secure payment of reasonable royalties for the use of our patented technology. If we plan for or initiate such litigation, our future litigation expenses may increase.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Research, development and other related costs	$14,643	$13,168	$13,277
Selling, general and administrative	16,911	17,843	20,185
Total stock-based compensation expense	$31,554	$31,011	$33,462

Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock purchases. For the year ended December 31, 2019, stock-based compensation expense was $31.6 million, of which $0.2 million related to employee stock options, $29.1 million related to restricted stock awards and units and $2.3 million related to employee stock purchases. For the year ended December 31, 2018, stock-based compensation expense was $31.0 million, of which $0.4 million related to employee stock options, $28.0 million related to restricted stock awards and units and $2.6 million related to employee stock purchases. The increase in stock-based compensation expense in 2019 compared to 2018 was due primarily to a higher volume of restricted stock unit grants.

Interest Expense

Interest expense for the year ended December 31, 2019 was $23.4 million, as compared to $25.7 million for the year ended December 31, 2018. The decrease in interest expense in 2019 was primarily a result of a lower average debt balance as compared to 2018 as we continued making voluntary principal payments in 2019, partially offset by higher LIBOR rates through mid-2019 impacting the variable rate included in our debt. Interest expense may increase in future periods if interest rates increase during 2020 and in future years.

Other Income and Expense, Net

Other income and expense, net, for the year ended December 31, 2019 was $9.0 million, as compared to $8.6 million for the year ended December 31, 2018. Other income was higher in the current year principally due to recognition of an unrealized loss of $2.2 million on our equity investment in Onkyo stock in 2018, partially offset by $1.9 million lower interest income earned from financing components under Topic 606 in 2019 as compared to 2018.

Provision for (benefit from) Income Taxes

For the year ended December 31, 2019, we recorded an income tax benefit of $19.0 million on a pretax loss of $83.1 million, which resulted in an effective tax rate of 22.9%. The income tax benefit for the year ended December 31, 2019 was primarily related to tax benefit from operating losses, tax credits, the release of valuation allowance on certain deferred tax assets related to tax credits, and deduction for foreign-derived intangible income (“FDII”), offset by an increase in valuation allowance against deferred tax assets primarily related to capitalized research expenses, foreign withholding taxes, non-deductible stock-based compensation and certain non-deductible expenses.

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

The change from income tax expense to income tax benefit for the year ended December 31, 2019 as compared to the prior year is largely attributable to operating losses and the release of valuation allowance on certain U.S. federal deferred taxes recognized in the current year.

During the fourth quarter of 2019, we filed a refund claim for foreign taxes previously withheld by licensees in Korea, based on recent court rulings in Korea and other business factors. These withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of the refund claim, we recorded a non-current income tax receivable of $65.2 million in other long-term assets, an unrecognized tax benefit of $48.2 million recorded in other long-term liabilities, and a reduction in deferred tax assets of $17.0 million.  At December 31, 2019, we recorded a foreign exchange loss of $0.7 million.

We released valuation allowance against certain U.S. federal deferred tax assets as a result of filing a foreign tax refund claim that is expected to reduce U.S. tax credits (see discussion above). We also increased our valuation allowance against certain U.S. federal, U.S. state, and foreign deferred tax assets. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified such as recent earnings (or loss) history, carryback of certain tax attributes and reversals of existing taxable temporary differences.  Lesser weight is given to subjective evidence such as tax-planning strategies and projected future income based on management’s assumptions.  After considering both positive and negative evidence, we released valuation allowance on U.S. federal tax credits since it was more likely than not that these tax attributes would be utilized as a result of the foreign tax refund filing. Additionally, we increased our valuation allowance on deferred tax assets primarily related to U.S. federal capitalized research expenses, U.S. state deferred tax assets, and certain foreign deferred tax assets based on our recent financial results and having insufficient objectively verifiable future sources of income.

In the future, we may release valuation allowance and recognize certain deferred tax assets depending on achievement of future profitability in relevant jurisdictions or implementation of tax planning strategies that enable us to utilize deferred tax assets that would otherwise be unused. Any release of valuation allowance could have the effect of decreasing the income tax provision in the period the valuation allowance is released. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded.  There can be no assurance that we will generate profits or implement tax strategies in future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective factors that cannot be readily predicted in advance. Adjustments could be required in the future if we conclude that it is more likely than not that deferred tax assets are not recoverable. A provision for a valuation allowance could have the effect of increasing the income tax provision in the period the valuation allowance is recorded.

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

The Product Licensing segment is comprised of our Audio and Imaging businesses, which we license through the DTS, HD Radio, and IMAX Enhanced brands. These licenses typically include the delivery of software and/or hardware-based solutions to our customers or to their suppliers. Product Licensing revenue is derived primarily from sales into the home, automotive and mobile markets.

The Semiconductor and IP Licensing segment includes our Tessera, Invensas and Invensas Bonding Technologies subsidiaries, which license semiconductor packaging and interconnect technologies and associated intellectual property. Semiconductor and IP Licensing revenue is derived from technology and IP licenses to semiconductor companies, foundries and packaging companies. We have a long history of developing and monetizing next-generation technologies, including chip-scale and multi-chip packaging solutions as well as low-temperature wafer and die bonding solutions. Today, we are actively developing and licensing 3D semiconductor packaging, interconnect and bonding solutions for semiconductors that are used in every day products such as smartphones, tablets, and laptops as well as servers used in datacenters. We also provide engineering services to our customers to assist them in their evaluation and adoption of our technologies including the transition into high volume production.

We do not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth our segment revenue, operating expenses and operating income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenue:
Product licensing segment	$198,124	$219,708	$167,923
Semiconductor and IP licensing segment	81,943	186,425	205,809
Total revenue	280,067	406,133	373,732
Operating expenses:
Product licensing segment	181,804	180,727	172,745
Semiconductor and IP licensing segment	44,074	73,519	87,838
Unallocated operating expenses (1)	122,897	127,907	144,649
Total operating expenses	348,775	382,153	405,232
Operating income (loss):
Product licensing segment	16,320	38,981	(4,822)
Semiconductor and IP licensing segment	37,869	112,906	117,971
Unallocated operating expenses (1)	(122,897)	(127,907)	(144,649)
Total operating income (loss)	$(68,708)	$23,980	$(31,500)

(1) Unallocated operating expenses consist primarily of selling, general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of our business segments.

For the year ended December 31, 2019, the unallocated expenses were $122.9 million compared to $127.9 million for the year ended December 31, 2018. The decrease of $5.0 million was primarily attributable to a $6.8 million decrease in personnel and retention bonus expenses, a $1.1 million decrease in stock-based compensation, and a $1.1 million decrease in bank fees due to debt modification and repricing activities in the first quarter of 2018, partially offset by $4.6 million transaction costs related to the planned TiVo merger in 2019.

The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $385.8 million in goodwill at December 31, 2019, approximately $378.1 million is allocated to our Product Licensing segment and approximately $7.7 million is allocated to our Semiconductor and IP Licensing segment.

Product Licensing Segment

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue:
Royalty and license fees	$198,124	$219,708	$167,923
Total revenue	198,124	219,708	167,923
Operating expenses:
Cost of revenues	8,460	13,291	6,308
Research, development and other related costs	83,613	78,892	75,809
Litigation	1,656	—	288
Amortization	88,075	88,544	90,340
Total operating expenses (1)	181,804	180,727	172,745
Total operating income (loss)	$16,320	$38,981	$(4,822)

(1) Excludes operating expenses which are not allocated on a segment basis.

Product Licensing revenue for the year ended December 31, 2019 was $198.1 million as compared to $219.7 million for the year ended December 31, 2018, a decrease of $21.6 million. The decrease in revenue was primarily due to the timing and duration of minimum guarantee contracts up for renewal and executed, decreased NRE services revenue, as well as a decrease in per-unit royalty revenue in 2019 as compared to 2018.

The following table sets forth our billings by year (in thousands, except for percentages):

	Years Ended December 31,			2019 vs. 2018
	2019	2018	2017	Increase/(Decrease)	% Change
Product licensing billings	$210,285	$221,043	$215,822	$(10,758)	(5)%

The decrease in billings was primarily driven by a decline in billings in the mobile market, due principally to an ongoing contract interpretation issue with a customer, and secondarily by decreased NRE billings from the automotive market.

Due to adoption of Topic 606, we continue to expect greater variability in quarterly and annual revenue in our Product Licensing segment in future periods as a result of the revenue accounting treatment applied to minimum guarantee and fixed fee licensing contracts.

The increase of $1.1 million in total operating expenses in 2019 as compared to 2018 was primarily driven by an increase in R&D expense due to higher headcount and stock-based compensation, partially offset by lower cost of revenue from royalties accrued and paid to a third party.

We expect R&D expense will continue to be significant in this segment as we develop new products and solutions.

Operating income for the years ended December 31, 2019 and 2018 was $16.3 million and $39.0 million, respectively, which represented a decrease of $22.7 million, for the reasons stated above.

Semiconductor and IP Licensing Segment

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue:
Royalty and license fees	$81,943	$186,425	$205,809
Total revenue	81,943	186,425	205,809
Operating expenses:
Research, development and other related costs	28,732	27,514	30,039
Litigation	3,471	26,099	36,209
Amortization	11,871	19,906	21,590
Total operating expenses (1)	44,074	73,519	87,838
Total operating income	$37,869	$112,906	$117,971

(1) Excludes operating expenses which are not allocated on a segment basis.

Semiconductor and IP Licensing segment revenue for the year ended December 31, 2019 was $81.9 million as compared to $186.4 million for the year ended December 31, 2018, a decrease of $104.5 million. The decrease in revenue was due principally to revenue recorded in 2018 related to the Samsung settlement and license agreement executed in December 2018, partially offset by a one-time payment from a new license agreement signed in December 2019.

The following table sets forth our billings by year (in thousands, except for percentages):

	Years Ended December 31,			2019 vs. 2018
	2019	2018	2017	Increase/(Decrease)	Change
Semiconductor and IP licensing billings	$203,636	$226,304	$206,654	$(22,668)	(10)%

The decrease in billings was due principally to certain settlement and license agreements expiring at the end of 2018 and declines in payments from existing settlement and license agreements, partially offset by increased billings in 2019 from the Samsung settlement and license agreement executed in December 2018 and a one-time payment from a new license agreement signed in December 2019.

Due to adoption of Topic 606, we anticipate Semiconductor and IP Licensing revenue for 2020 will continue to be significantly impacted due principally to our inability to record further billings as revenue in 2020 and later periods from minimum guarantee and fixed fee licensing contracts in place prior to the start of 2018. Further, we expect greater variability in quarterly and annual revenue in our Semiconductor and IP Licensing segment in future periods as a result of the revenue accounting treatment applied to minimum guarantee and fixed fee licensing contracts, which will necessitate recognizing revenue in the quarter a contract first becomes effective.

The decrease of $29.4 million in total operating expenses in 2019 as compared to 2018 resulted primarily from lower litigation costs as a result of concluding the legal proceedings against Samsung in December 2018, and secondarily from lower R&D costs driven principally by lower personnel and bonus expenses, and lower amortization. The lower amortization was attributable to certain intangible assets becoming fully amortized over the past twelve months.

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

Operating income for the years ended December 31, 2019 and 2018 was $37.9 million and $112.9 million, respectively, which represented a decrease of $75.0 million, for the reasons stated above.

Liquidity and Capital Resources

	December 31,
(in thousands, except for percentages)	2019	2018	2017
Cash and cash equivalents	$74,551	$113,625	$138,260
Short-term investments	46,926	40,739	62,432
Total cash, cash equivalents and short-term investments	$121,477	$154,364	$200,692
Percentage of total assets	12%	12%	18%

	Years Ended December 31,
	2019	2018	2017
Net cash from operating activities	$169,253	$135,133	$147,265
Net cash from investing activities	$(19,143)	$11,432	$(18,844)
Net cash from financing activities	$(189,184)	$(171,200)	$(55,787)

Our primary sources of liquidity and capital resources are our operating cash flows and our investment portfolio. Cash, cash equivalents and short-term investments were $121.5 million at December 31, 2019, a decrease of $32.9 million from $154.4 million at December 31, 2018. The decrease resulted primarily from $150.0 million in voluntary pay-down of debt principal, $39.5 million in dividends paid, and $8.8 million of capital expenditures, partially offset by $169.3 million in cash from operations.

Cash flows provided by operations were $169.3 million for the year ended December 31, 2019, primarily due to our net loss of $64.0 million being adjusted for non-cash items of depreciation of $6.7 million, amortization of intangible assets of $99.9 million, stock-based compensation expense of $31.6 million and $131.0 million in changes in operating assets and liabilities. These increases were partially offset by a reduction of $38.6 million in deferred income taxes.

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

Net cash used in investing activities was $19.1 million for the year ended December 31, 2019, primarily related to the purchases of short-term available-for-sales securities of $40.0 million, $8.8 million in capital expenditures and patent acquisition of $4.5 million, partially offset by maturities and sales of securities of $34.1 million.

Net cash provided by investing activities was $11.4 million for the year ended December 31, 2018, primarily related to maturities and sales of securities of $39.5 million, partially offset by purchases of securities of $20.1 million, purchases of intangible assets of $4.1 million and capital expenditures of $3.3 million.

Net cash used in financing activities was $189.2 million for the year ended December 31, 2019 principally due to $150.0 million in partial pay-down of debt principal, $39.5 million in dividends paid and $4.5 million in repurchases of common stock, partially offset by $6.0 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

Net cash used in financing activities was $171.2 million for the year ended December 31, 2018 principally due to $100.0 million in voluntary pay-down of debt principal, $39.2 million in dividends paid and $44.8 million in repurchases of common stock, partially offset by $13.2 million in proceeds from the exercise of stock options and employee stock purchases stock purchase plans.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities including corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. We invest excess cash predominantly in high-quality investment grade debt securities with less than three years to maturity. Our marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Under Topic 321, we measure equity securities with readily determinable market value at fair value and recognize any changes in fair value in net income (loss). We recorded an unrealized loss of approximately $0.9 million on this investment in 2019, and we have recorded cumulative unrealized losses of $2.3 million since we made this investment. On July 5, 2019, we sold approximately 2.8 million shares of Onkyo stock (out of a total holding of 7.0 million shares), and we intend to sell the remaining shares over time depending on market conditions.

We evaluate our debt securities periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the security until maturity on a more likely than not basis. If declines in the fair value of those investments are determined to be other-than-temporary, we report the credit loss portion of such decline in other income and expense, on a net basis, and the remaining noncredit loss portion in accumulated other comprehensive income. For the years ended December 31, 2019, 2018 and 2017, no impairment charges were recorded with respect to our investments in debt securities.

On December 1, 2016, we entered into a Credit Agreement which provided for a $600.0 million seven-year Term Loan B facility. The Term B Loan facility matures on November 30, 2023. Upon the closing of the Credit Agreement, we borrowed $600.0 million under the Term B Loan facility. These proceeds were used on December 1, 2016, together with cash and cash equivalents, to finance the acquisition of DTS. The obligations under the Credit Agreement are guaranteed by substantially all of our assets pursuant to the Security Agreement, dated December 1, 2016, among us, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto. On January 23, 2018, we completed a repricing of our debt, reducing the borrowing rate by 75 basis points, and paid down $100.0 million in principal balance. During 2019, we made three voluntary principal payments totaling $150.0 million.

At December 31, 2019, $344.0 million was outstanding under this loan facility with an interest rate, including amortization of debt issuance costs, of 5.4%. Interest is payable monthly. As the cumulative $250.0 million prepayments of debt principal we made during 2018 and 2019 exceeded the minimum principal payment requirements, we expect to have no further principal payment requirements until maturity of the loan, subject to our expected achievement of a net leverage ratio, as defined in the loan agreement, below 2.0 at the end of each fiscal year end. Because the interest rate on the loan facility is variable, we are subject to variations in our cash flows based on changes in market interest rates.

In connection with the planned merger with TiVo, Xperi and TiVo intend to refinance each company’s debt on a combined basis upon closing of the transaction, which is currently expected in the second quarter of 2020. To meet this objective, we have secured $1.1 billion of committed financing pursuant to a debt commitment letter (the “Commitment Letter”) dated December 18, 2019, from Bank of America and Royal Bank of Canada. On January 3, 2020, Barclays Bank PLC (“Barclays”) was added as an additional initial lender and an additional joint lead arranger and joint bookrunner and was reallocated a portion of the debt commitments of Bank of America and Royal Bank of Canada under the Commitment Letter.

In August 2007, our Board of Directors (the “Board”) authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. In January 2016, the Board authorized an additional $200 million in future repurchases under the plan, and as of December 31, 2019, the total amount available for repurchase under the plan was $101.4 million. No expiration has been specified for this plan. Since the inception of the plan, and through December 31, 2019, we have repurchased approximately 13.3 million shares of common stock at a total cost of $348.6 million at an average price of $26.25.

In 2019, 2018 and 2017, we paid quarterly dividends of $0.20 per share in each of March, June, September and December.

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

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Debt (1)	$344,000	$—	$—	$344,000	$—
Operating lease obligations (2)	$22,035	$6,387	$7,817	$5,854	$1,977

(1) Under our debt agreement, our debt bears a variable interest rate. See “Note 10 – Debt” for additional detail.

(2) Refer to “Note 8 – Leases” for additional detail

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

As of December 31, 2019, we have accrued $76.8 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions, which includes $1.2 million of accrued interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. If we are successful in receiving our Korean withholding tax refund of $64.6 million, net of foreign exchange, then $48.2 million of unrecognized tax benefit would be payable to the U.S. tax authorities. These amounts, which are included in our financial statements, have not been included in the table above.

Under certain contractual agreements, we may be obligated to pay up to approximately $10.7 million over an estimated period of approximately five years if certain milestones are achieved.

See “Note 15 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.

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

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2019, 2018 and 2017, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See “Note 14 - Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

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

Interest Rate Risk

Our interest rate risk relates primarily to interest expense on our debt and interest income from investments. As of December 31, 2019, a one percentage point change in interest rates on our debt throughout a one-year period would have an annual effect of approximately $3.4 million on our income before income taxes. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments were, and may in the future be, in short-term marketable securities, U.S. government securities and corporate bonds. As of December 31, 2019, a one percentage point change in interest rates for our cash and investments throughout a one-year period would have an annual effect of approximately $1.0 million on our income before income taxes.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. In the third quarter of 2018, we purchased equity of Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange, which further subjects us to significant risks associated with individual securities. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable debt securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit, are classified as available-for-sale securities with fair values of $45.8 million and $37.3 million as of December 31, 2019 and 2018, respectively. Unrealized losses, net of tax, on these investments were approximately $0.1 million and $0.3 million as of December 31, 2019 and 2018, respectively. In addition, unrealized loss on the Onkyo equity investment, which was recognized in other income and expense, net, on our Consolidated Statement of Operations, amounted to $2.3 million through December 31, 2019. We did not hold any derivatives, derivative commodity instruments or other similar financial instruments in our portfolio as of December 31, 2019.

Bank Liquidity Risk

As of December 31, 2019, we have approximately $72.0 million of cash in operating accounts that are held with both domestic and international financial institutions, the majority held with domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the federal government. We have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Exchange Rate Risk

During the year ended December 31, 2019, we derived approximately 74% of our revenue from sales outside the U.S. and we maintain research and development, sales, marketing, and business development offices in many foreign countries. Our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks from our international operations are mitigated in part by the extent to which our revenue is denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. Revenue denominated in foreign currencies was not material during 2019. On the other hand, we have a greater amount of foreign currency risk on certain operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. In 2019, approximately $44.5 million of operating expenses for our foreign subsidiaries were denominated in foreign currencies; as such a 10% fluctuation in exchange rates would impact our business by approximately $4.5 million.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2019, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was immaterial to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Our consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations, equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2019 are set forth in this Annual Report at Item 15(a)(1).

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents our unaudited quarterly results of operations for the eight quarters in the periods ended December 31, 2019 and 2018.

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

	Three Months Ended (1)
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
	(in thousands, except per share amounts)
Revenue:
Royalty and license fees	$65,532	$63,954	$72,365	$204,282	$56,567	$75,115	$57,867	$90,518
Total Revenue	65,532	63,954	72,365	204,282	56,567	75,115	57,867	90,518
Operating expenses:
Cost of revenue	2,324	2,080	5,003	3,884	2,207	2,529	1,505	2,219
Research, development and other related costs	26,515	25,170	24,189	30,532	27,039	25,704	26,369	33,233
Selling, general and administrative	34,702	30,476	28,084	34,645	30,569	28,653	28,847	34,828
Amortization expense	27,166	27,199	27,208	26,877	25,459	25,314	25,146	24,027
Litigation expense	7,316	6,635	7,642	4,506	1,290	1,231	1,527	1,079
Total operating expenses	98,023	91,560	92,126	100,444	86,564	83,431	83,394	95,386
Operating income (loss)	(32,491)	(27,606)	(19,761)	103,838	(29,997)	(8,316)	(25,527)	(4,868)
Interest expense	(6,318)	(6,200)	(6,343)	(6,804)	(6,685)	(6,199)	(5,506)	(4,987)
Other income and expense, net	3,154	2,229	1,737	1,475	2,302	4,806	429	1,491
Income (loss) before taxes	(35,655)	(31,577)	(24,367)	98,509	(34,380)	(9,709)	(30,604)	(8,364)
Provision for (benefit from) income taxes	(2,638)	(3,321)	(2,591)	17,223	(8,950)	(3,547)	(14,583)	8,056
Net income (loss)	$(33,017)	$(28,256)	$(21,776)	$81,286	$(25,430)	$(6,162)	$(16,021)	$(16,420)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	(1,474)	(347)	(341)	(407)	(408)
Net income (loss) attributable to Xperi	$(33,017)	$(28,256)	$(21,776)	$82,760	$(25,083)	$(5,821)	$(15,614)	$(16,012)
Income (loss) per share attributable to Xperi:
Basic	$(0.67)	$(0.58)	$(0.44)	$1.71	$(0.51)	$(0.12)	$(0.32)	$(0.32)
Diluted	$(0.67)	$(0.58)	$(0.44)	$1.70	$(0.51)	$(0.12)	$(0.32)	$(0.32)

Weighted average number of shares used in per share calculations-basic	49,302	49,060	48,958	48,445	48,721	49,259	49,459	49,566
Weighted average number of shares used in per share calculations-diluted	49,302	49,060	48,958	48,559	48,721	49,259	49,459	49,566

(1) The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Other Supplementary Data

The following tables present our quarterly unaudited non-GAAP financial measures for the eight quarters in the periods ended December 31, 2019 and 2018. The non-GAAP financial measures adjust for non-cash acquired intangibles, amortization charges, merger-related costs, all forms of stock-based compensation expense, restructuring, impairment of long-lived assets, interest income from significant financing components under Topic 606 and realized and unrealized gains or losses on marketable equity securities. We believe that the non-GAAP measures used in this report provide investors with important perspectives into our ongoing business performance. Our management uses these non-GAAP financial measures when evaluating our operating performance. The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Three Months Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
	(in thousands)
GAAP operating expenses	$98,023	$91,560	$92,126	$100,444	$86,564	$83,431	$83,394	$95,386
Adjustments to non-GAAP operating expenses:
Stock-based compensation expense:
Research, development and other related costs	(3,094)	(3,344)	(3,252)	(3,478)	(3,603)	(3,146)	(3,544)	(4,350)
Selling, general and administrative	(4,314)	(3,875)	(4,201)	(5,453)	(4,020)	(4,075)	(4,444)	(4,372)
Amortization of acquired intangibles	(27,166)	(27,199)	(27,208)	(26,877)	(25,459)	(25,314)	(25,146)	(24,027)
M&A transaction costs	—	—	—	—	—	—	—	(4,636)
Post acquisition retention bonus to DTS employees:
Research, development and other related costs	(41)	(18)	—	—	—	—	—	—
Selling, general and administrative	(1,439)	(1,013)	—	—	—	—	—	—
Non-GAAP operating expenses	$61,969	$56,111	$57,465	$64,636	$53,482	$50,896	$50,260	$58,001

	Three Months Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
	(in thousands)
GAAP other income and expense, net	$3,154	$2,229	$1,737	$1,475	$2,302	$4,806	$429	$1,491
Adjustments to non-GAAP other income and expense, net:
Interest income from significant financing components under Topic 606	(2,151)	(2,148)	(1,576)	(1,797)	(1,866)	(1,854)	(906)	(1,136)
Realized and unrealized loss (gain) on marketable equity securities	—	—	566	1,651	410	(2,032)	1,060	552
Non-GAAP other income and expense, net	$1,003	$81	$727	$1,329	$846	$920	$583	$907

Additional Financial Data

The following table presents our total billings (in thousands):

	Three Months Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
Total Billings	$104,268	$100,694	$100,587	$141,798	$104,302	$92,302	$90,629	$126,688

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

The following table presents our cash tax payments (in thousands):

	Three Months Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
Cash Tax Payments	$3,963	$4,343	$4,462	$10,911	$5,599	$858	$5,917	$2,627

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

Xperi Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, utilizing the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Xperi Corporation’s management, we determined that Xperi Corporation’s internal control over financial reporting was effective as of December 31, 2019. The effectiveness of Xperi Corporation’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, Xperi Corporation’s independent registered public accounting firm, as stated in their attestation report which appears on page F-1 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information About Our Board of Directors

Set forth below are the name, age and position of each member of our board of directors.

Name	Age	Position(s)
Darcy Antonellis	57	Director
David C. Habiger	51	Director
Richard S. Hill	68	Chairman of the Board of Directors
Jon E. Kirchner	52	Chief Executive Officer and Director
V. Sue Molina	71	Director
George A. Riedel	62	Director
Christopher A. Seams	57	Director

The following are biographical summaries of our board members.

Darcy Antonellis has served on the Board since December 2018. Since January 2014, Ms. Antonellis has been the Chief Executive Officer of Vubiquity, Inc., a wholly owned subsidiary of Amdocs Limited since February 22, 2018, the largest global provider of premium content services and technical solutions serving clients in 120 countries and in 80 languages. From June 1998 until December 2013, Ms. Antonellis held numerous positions at Warner Bros. Entertainment Inc., a Time Warner company, including President, Technical Operations and Chief Technology Officer. Ms. Antonellis has also served as a member of the Board of Directors of Cinemark Holdings, Inc. since July 7, 2015. Ms, Antonellis received a B.S. in electrical engineering from Temple University and an M.B.A. from Fordham University. The Board believes Ms. Antonellis brings her extensive expertise in executive management, operations and engineering and her in-depth understanding of content services, media and entertainment industry to her role as a member of the Board.

David C. Habiger has served on the Board since December 2016. Mr. Habiger currently serves as the Chief Executive Officer of JD Power, a privately held company. Mr. Habiger served as a director of DTS from March 2014 until its acquisition by the Company in December 2016. Mr. Habiger serves as a director of the Chicago Federal Reserve Board. He is on the SABOR (Systems Activities, Bank Operations and Risk) Committee and the Governance & HR Committee for the Federal Reserve. Mr. Habiger served as the CEO at Textura Corporation, a software company focused on construction management, from May 2015 until its sale to Oracle in June 2016. From May 2011 to August 2012, he served as the Chief Executive Officer of NDS Group Ltd., a provider of video software and content security solutions. Mr. Habiger worked with the founding members of Sonic Solutions (“Sonic”), a computer software company, from 1992 to 2011 and served as President and Chief Executive Officer of Sonic from 2005 to 2011. He serves as a director for Echo Global Logistics, Inc., GrubHub Inc., and Stamps.com Inc., and previously served as a director for Control4 Corporation, Enova International, Inc., Immersion Corporation, RealD Inc., Textura Corporation, DTS, and Sonic Solutions. He is a member of the National Association of Corporate Directors and is on the Advisory Board of the University of Chicago Center for Entrepreneurship. Mr. Habiger received a bachelor’s degree in business administration from St. Norbert College and an M.B.A. from the University of Chicago. The Board believes that Mr. Habiger brings extensive experience in the digital media and entertainment industries and his in-depth knowledge and understanding of the consumer electronics industry to his role as a member of the Board.

Richard S. Hill has served as a member of the Board since August 2012 and as Chairman of the Board since March 2013. Mr. Hill also served as the Company’s Interim Chief Executive Officer from April 15, 2013 until May 29, 2013. Mr. Hill previously served as the Chief Executive Officer and member of the board of directors of Novellus Systems Inc., until its acquisition by Lam Research Corporation in June 2012. During his nearly 20 years leading Novellus Systems, a designer, manufacturer, and marketer of semiconductor equipment used in fabricating integrated circuits, Mr. Hill grew annual revenues from approximately $100 million to over $1 billion. Presently, Mr. Hill is Chairman of Marvell Technology Group Ltd. (“Marvell”), a producer of storage, communications and consumer semiconductor products, and a member of its board of directors. Mr. Hill served as Interim Chief Executive Officer of Marvell from May 2016 until July 2016. Mr. Hill is a member of the boards of directors of Arrow Electronics, Inc., a global provider of products and services to industrial and commercial users of electronic components and enterprise computing, and Cabot Microelectronics Corporation, the leading global supplier of chemical mechanical planarization (CMP) slurries and a growing CMP pad supplier to the semiconductor industry. Mr. Hill previously served on the board of directors of Symantec Corporation, LSI Corporation, Planar Systems, Autodesk, Inc. and Yahoo Inc. Mr. Hill received a B.S. in Bioengineering from the University of Illinois in Chicago and an M.B.A. from Syracuse University. The Board believes that Mr. Hill brings extensive expertise in executive management and engineering for technology and defense-related companies to his role as Chairman of the Board.

Jon E. Kirchner has served on the Board and as Chief Executive Officer since June 2017. Previously he was president of Xperi following the completion of the acquisition of DTS in December 2016. He served as DTS’s Chairman of the board of directors and Chief Executive Officer from 2010 to December 2016 and had been a member of DTS’s board of directors from 2002 to December 2016. From 2001 to 2010, he served as DTS’s Chief Executive Officer. Prior to his tenure as Chief Executive Officer, Mr. Kirchner served at DTS from 1993 to 2001 in a number of senior leadership roles including President, Chief Operating Officer and Chief Financial Officer. Prior to joining DTS, Mr. Kirchner worked for the consulting and audit groups at Price Waterhouse LLP (now PricewaterhouseCoopers LLP), an international accounting firm. In 2012, Mr. Kirchner received the Ernst & Young Technology Entrepreneur of the Year Award for Greater Los Angeles. In 2011, Mr. Kirchner was honored by the Producers Guild of America, receiving the “Digital 25: Leaders in Emerging Entertainment” award for being among the visionaries that have made significant contributions to the advancement of digital entertainment and storytelling. Mr. Kirchner currently serves on the board of directors of Free Stream Media Corporation (Samba TV), a leader in developing cross platform TV experiences for consumers and advertisers. Mr. Kirchner is a Certified Public Accountant and received a B.A. in Economics, cum laude, from Claremont McKenna College. The Board believes that Mr. Kirchner brings his experience in the senior management of public companies, including service as chairman, president, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, his extensive experience in the digital media and entertainment industries, as well as his knowledge of the Company as its Chief Executive Officer, to his role as a member of the Board.

V. Sue Molina has served on the Board since February 2018. Most recently she served on the Board of Directors of DTS from January 2008 until December 2016, and served as Chair of the Audit Committee and Nominating and Corporate Governance Committee. From November 1997 until her retirement in May 2004, Ms. Molina was a tax partner at Deloitte & Touche LLP, an international accounting firm, serving from 2000 until May 2004 as the national partner in charge of Deloitte’s Initiative for the Retention and Advancement of Women. Prior to that, she spent twenty years with Ernst & Young LLP, an international accounting firm, the last ten years as a partner. Ms. Molina has prior board experience serving on the Board of Directors, chair of the Compensation Committee and member of the Audit Committee of Sucampo Pharmaceuticals, Inc., and on the Board of Directors, chair of the Audit Committee and a member of the Compensation Committee of Royal Neighbors of America. She received a B.S.B.A. and a Masters of Accounting degree from the University of Arizona. The Board believes that Ms. Molina brings her extensive accounting and financial expertise, her experience in advising boards and her past service on boards of public companies, to her role as a member of the Board.

George A. Riedel has served on the Board since May 2013. He also has served on the board of Cerner Corporation, a leading supplier of health care information technology solutions and tech-enabled services, since May 2019. Since January 2018, Mr. Riedel has been a Senior Lecturer at Harvard Business School. Prior to that, he was the Chairman of the Board of Montreal-based Accedian Networks, where he had served as a director since 2010. Until January 2017, Mr. Riedel also served as Chairman and CEO of Cloudmark, Inc., a private network security company. Mr. Riedel joined the board at Cloudmark in June 2013, became Chairman in January 2014 and CEO in December 2014. Mr. Riedel also served on the board of directors of PeerApp from 2011 until 2014 and on the board of directors of Blade Network Technologies from 2009 until its sale to IBM in 2010. In March 2006, Mr. Riedel joined Nortel Networks Corporation, a publicly-traded, multinational, telecommunications equipment manufacturer (“Nortel”), as part of the turnaround team as the Chief Strategy Officer. His role changed after Nortel initiated creditor protection under the respective restructuring regimes of Canada under the Companies’ Creditors Arrangement Act, in the U.S. under the Bankruptcy Code, the United Kingdom under the Insolvency Act 1986, on January 14, 2009, and subsequently, Israel, to lead the sale/restructuring of various carrier and enterprise business units through a series of transactions to leading industry players such as Ericsson, Avaya and Ciena. Mr. Riedel led the efforts to create stand-alone business units, carve out the relevant P&L and balance sheet elements and assign patents to enable sales of the assets. In 2010, Mr. Riedel’s role changed to President of Business Units and CSO as he took leadership of the effort to monetize the remaining 6,500 patents and applications patents as well as manage the P&L for several business units that were held for sale. The 2011 patent sale led to an unprecedented transaction of $4.5 billion to a consortium of Apple, Ericsson, RIM, Microsoft and EMC. Prior to Nortel, Mr. Riedel was the Vice President of Strategy and Corporate Development of Juniper Networks, Inc., a publicly-traded designer, developer and manufacturer of networking products, from 2003 until 2006. Previously, Mr. Riedel was also a Director at McKinsey & Company, a global management consulting firm, where he spent 15 years serving clients in the telecom and technology sectors in Asia and North America on a range of strategy and growth issues. Mr. Riedel received a B.S. with Distinction in Mechanical Engineering from the University of Virginia and his M.B.A. from Harvard Business School. Mr. Riedel holds a Stanford Directors’ College certification based on completion of its corporate directors training. The Board believes that Mr. Riedel brings his experience from his direct involvement in the restructuring of Nortel, including the sale of Nortel’s patent portfolio for $4.5 billion, as well as his knowledge of the technology industry and leadership experience, to his role as a member of the Board.

Christopher A. Seams has served on the Board since March 2013. Mr. Seams served as the Chief Executive Officer and a director of Deca Technologies Inc., a subsidiary of Cypress Semiconductor Corporation, a global semiconductor company, from May 2013 until August 2016. Mr. Seams previously was an Executive Vice President of Sales & Marketing at Cypress Semiconductor Corporation, from July 2005 until June 2013. He previously served as an Executive Vice President of Worldwide Manufacturing & Research and Development of Cypress Semiconductor Corporation. Mr. Seams joined Cypress in 1990 and held a variety of positions in process and assembly technology research and development and manufacturing operations. Prior to joining Cypress in 1990, he worked as a process development Engineer or Manager for Advanced Micro Devices and Philips Research Laboratories. Mr. Seams currently serves as the Chairman of the Board of Directors of Onto Innovation Inc. (formerly Nanometrics Inc.). Mr. Seams is a senior member of IEEE, a member of NACD and ACCD, served on the Engineering Advisory Council for Texas A&M University and was a board member of Joint Venture Silicon Valley. Mr. Seams received a B.S. in Electrical Engineering from Texas A&M University and a M.S. in Electrical and Computer Engineering from the University of Texas at Austin. Mr. Seams has a Professional Certificate in Advanced Computer Security from Stanford University. Mr. Seams also holds a National Association of Corporate Directors certification which was awarded to him based on NACD training and examination standards. The Board believes that Mr. Seams brings extensive management, sales and marketing, and engineering experience in the semiconductor industry to his role as a member of the Board.

Director Independence

The Board of Directors currently consists of seven (7) persons. Mr. Kirchner is CEO of Xperi. Mr. Hill was interim CEO of Xperi’s predecessor corporation for six weeks in 2013. Messrs. Habiger, Riedel and Seams and Mses. Antonellis and Molina are not, and have never been, employees of our Company or any of our subsidiaries.

The Board of Directors has determined that all of the Company’s directors, other than Mr. Kirchner, are each “independent directors” as such term is defined in Nasdaq Marketplace Rule 5605(a)(2).

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Governance Committee. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. Each of our Audit Committee, Compensation Committee and Nominating and Governance Committee is composed entirely of independent directors in accordance with current Nasdaq listing standards. Furthermore, each member of our Audit Committee meets the enhanced independence standards established by the Sarbanes-Oxley Act of 2002 and related rulemaking of the Securities and Exchange Commission (the “SEC”). The Board of Directors has further determined that, Ms. Sue Molina, Chair of the Audit Committee of the Board of Directors, is an “Audit Committee Financial Expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC, by virtue of her relevant experience listed in her biographical summary provided above. Copies of our Audit Committee, Nominating and Governance Committee and Compensation Committee charters and our corporate governance guidelines are available, free of charge, on our website at http://www.xperi.com. The Board of Directors from time to time constitutes such other committees as it deems appropriate to further the purposes of the Board.

Information About Our Executive Officers

Set forth below are the name, age and position of each of our executive officers.

Name	Age	Position(s)
Jon Kirchner	52	Chief Executive Officer, Director
Robert Andersen	56	Chief Financial Officer
Paul Davis	44	General Counsel and Corporate Secretary
Murali Dharan	58	President of Tessera Intellectual Property Corp.
Geir Skaaden	53	Chief Products and Services Officer

The following are biographical summaries of our executive officers other than Mr. Kirchner, for whom a biographical summary is set forth under “Information about Our Board of Directors.”

Robert Andersen is executive vice president and chief financial officer of Xperi Corporation. He became executive vice president and chief financial officer of Xperi Corporation in January 2014. Prior to joining Xperi Corporation, he served as executive vice president and CFO of G2 Holdings Corp. d/b/a Components Direct. Mr. Andersen previously served as CFO at Phoenix Technologies Ltd. and held senior financial roles at Wind River Systems, Inc. and NextOffice, Inc. His finance career began at Hewlett-Packard Company, where he served in various controller, treasury and technology finance management roles. Mr. Andersen served on the board of directors of publicly traded Quantum Corporation through March 2017. He currently serves on the board of directors of the Alameda County Community Food Bank in the role of vice chair. Mr. Andersen holds a

B.A. in economics from the University of California, Davis, and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.

Paul Davis is general counsel and corporate secretary of Xperi Corporation. He joined Xperi Corporation in August 2011, and became general counsel and corporate secretary in July 2013. Before joining Xperi Corporation, he was an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where his practice focused on mergers and acquisitions, corporate securities matters and corporate governance. Mr. Davis holds a Juris Doctor from the University of California, Hastings College of the Law and B.A. degrees in history and political science from the University of California, San Diego. While at Hastings, he was magna cum laude, an Order of the Coif member and a managing editor on the Hastings Law Journal.

Murali Dharan has served as president of Tessera Intellectual Property Corp. (“Tessera”) since October of 2017 and is responsible for the strategic direction, management and growth of the Tessera intellectual property licensing business. He has extensive leadership experience, most recently as CEO of IPVALUE, guiding the company from a start-up to an industry leader and helping partners to generate more than $1.6 billion in IP revenue. Prior to joining IPVALUE in 2002, Mr. Dharan held executive roles at various technology companies, including executive vice president at Preview Systems, vice president and general manager at Silicon Graphics, and vice president and general manager at NEC. Mr. Dharan holds an electrical engineering degree from Anna University in India, a master’s degree in computer science from Indiana University, and an MBA from Stanford University.

Geir Skaaden has served as our chief products and services officer since December 2016 and leads global sales, business development and product management for our portfolio of imaging and audio solutions. He served as DTS’s Executive Vice President, Products, Platforms and Solutions from October 2015 until its acquisition by the Company in December 2016, having previously served as DTS’s Senior Vice President, Corporate Business Development, Digital Content and Media Solutions since December 2013. Prior to that, Mr. Skaaden served as DTS’s Senior Vice President, Products & Platforms from April 2012 to December 2013. From 2008 to 2012, Mr. Skaaden served in a number of positions overseeing numerous aspects including strategic sales, licensing operations, and business development. Prior to joining DTS in 2008, Mr. Skaaden served as the Chief Executive Officer at Neural Audio Corporation from 2004 to 2008, where he previously served as Vice President, Corporate Development from 2002 to 2004. Mr. Skaaden holds a B.A. in Finance from the University of Oregon, a Business degree from the Norwegian School of Management and an M.B.A. from the University of Washington.

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

Item 11. Executive Compensation

Compensation of Directors

We currently pay each of our non-employee directors an annual retainer of $50,000. We currently pay our non-executive Chairman an additional annual retainer of $50,000. In addition, we pay each of our non-employee directors the following annual retainers for their service as a member, or chair, as applicable, of our Board committees.

Annual Retainers for Committee Members:
Audit Committee	$12,000
Compensation Committee	$8,000
Nominating and Governance Committee	$6,000
Annual Retainers for Committee Chairs:
Audit Committee	$25,000
Compensation Committee	$20,000
Nominating and Governance Committee	$15,000

All Board and committee retainers are paid in equal quarterly installments over the course of each year of a director’s service on the Board or applicable committee. We also reimburse all non-employee directors for reasonable expenses related to our Board or committee meetings.

Each of our non-employee directors receives restricted stock units and options to purchase shares of our common stock on the terms and conditions set forth in our stockholder-approved equity plan. A non-employee director receives a combination of options and/or restricted stock unit awards on the date of each annual meeting of our stockholders, as follows:

•

The number of shares of common stock in the restricted stock unit award is determined by dividing (1) a dollar value to be paid in the form of restricted stock units (“Restricted Stock Unit Amount”) by (2) the fair market value per share of our common stock on the date of grant.

•

The number of shares that may be purchased pursuant to the option award is determined by dividing (1) a dollar amount to be paid in the form of option grants (“Option Amount”) by (2) the quotient of (A) the fair market value per share of our common stock on the date of grant divided by (B) two (2).

•

The total of the Restricted Stock Unit Amount plus the Option Amount received by each non-employee director at each annual meeting of stockholders is equal to $150,000. The Compensation Committee will determine the allocation between restricted stock units and option amounts annually.

A non-employee director who is initially appointed after any annual meeting of stockholders will receive a restricted stock unit award or option grant on the date of his or her initial appointment to the Board of Directors equal to the pro-rated amount of the annual grant.

Annual option grants and restricted stock unit awards (or any pro-rated grants for directors initially appointed between annual meetings) vest on the earlier to occur of the first anniversary of the date of grant or the next annual meeting of stockholders. No portion of an option automatically granted to a director is exercisable after the tenth anniversary after the date of option grant. Additionally, an option automatically granted to a director may be exercisable after the termination of the director’s services as described in the option agreement, generally ending three months after such termination.

The following table shows compensation information for our non-employee directors for fiscal year 2019.

2019 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total($)
Richard S. Hill	$106,000	$149,987	—	$255,987
Darcy Antonellis	$55,333	$149,987	—	$205,320
David C. Habiger	$70,000	$149,987	—	$219,987
V. Sue Molina	$81,000	$149,987	—	$230,987
George A. Riedel	$68,333	$149,987	—	$218,320
Christopher A. Seams	$82,000	$149,987	—	$231,987

(1) The amounts reflected in this column represent the aggregate grant date fair value for stock awards granted to our non-employee directors in 2019, measured in accordance with ASC 718, excluding the effect of estimated forfeitures, and do not reflect whether the recipient has actually realized a financial benefit from these awards. For the methodology of how the aggregate grant date fair value amount is calculated, please see Note 13 of the Notes to Consolidated Financial Statements included in this Form 10-K. The aggregate number of shares subject to unvested restricted stock unit awards outstanding for each non-employee director at December 31, 2019 was: Mr. Hill: 5,889; Ms. Antonellis: 5,889; Mr. Habiger: 5,889; Ms. Molina: 5,889; Mr. Riedel: 5,889 and Mr. Seams: 5,889. None of the non-employee directors held any stock options as of December 31, 2019.

Executive Compensation and Related Information

Compensation Discussion And Analysis

Introduction

The following discussion and analysis contains statements regarding company performance targets and goals used in setting compensation for our named executive officers. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s future expectations or estimates of future results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

This Compensation Discussion and Analysis (CD&A) describes the Company’s executive compensation philosophy, objectives and programs, as well as the compensation-related actions taken in 2019. Our named executive officers, or NEOs, for fiscal year 2019 are identified as follows:

•	Jon Kirchner – Chief Executive Officer (CEO)
•	Robert Andersen – Chief Financial Officer (CFO)
•	Paul Davis – General Counsel & Corporate Secretary
•	Murali Dharan – President, Tessera Intellectual Property Corporation (Tessera)
•	Geir Skaaden – Chief Product and Services Officer

The titles above reflect positions held by the NEOs as of the end of 2019. These titles remain unchanged as of the date of this Form 10-K.

Compensation Philosophy and Guiding Principles

We have designed our executive compensation program to reward our executive officers, including the NEOs, to be in alignment with the overall strategic and financial performance of the Company with the ultimate goal of building long-term stockholder value. Our approach to short-term compensation is to pay for current results and strategic actions taken that are expected to translate into improved future financial performance. Combined with our emphasis on long-term equity compensation, we believe this approach appropriately motivates, rewards and retains our executives, while providing strong alignment with our shareholders. We hold our executives to stringent performance standards and, as a result, our executive compensation plans are designed to pay competitively if strategic and financial performance objectives are met and less so if variable pay metrics are missed.  We construct our compensation packages to provide remuneration sufficient to attract, retain and motivate our executives to exert their best efforts in the highly competitive consumer electronics and intellectual property licensing environments in which we operate. We believe that competitive compensation packages consisting of a combination of base salaries, short-term performance-based cash incentives, and long-term incentives delivered in the form of equity compensation that is earned over a multi-year period enable us to attract top talent, satisfy our retention objectives and align the compensation of our executive officers with our performance and stockholder value creation.

The Compensation Committee periodically reviews and analyzes market trends and the prevalence of various compensation delivery vehicles and adjusts the design and operation of our executive compensation program from time to time as it deems necessary and appropriate. In designing and implementing the various components of our executive compensation program, the Compensation Committee considers market and industry practices, as well as the impact of our compensation program on our financial results. While the Compensation Committee considers all factors in its deliberations, it places no formal weighting on any one factor.

Our executive compensation program emphasizes performance-based compensation and the amount of compensation paid to our executive officers varies significantly based on overall strategic and financial performance.

2019 Executive & Compensation Highlights

For our fiscal year ended December 31, 2019, the key highlights of our executive compensation program included:

•

Shareholder Outreach During 2019; Response to 2019 Say on Pay Vote.  In May 2019, we held our annual say-on-pay vote. The compensation of our NEOs received support from approximately 40.8% of the votes cast on the say-on-pay proposal (excluding abstentions and broker non-votes). We were disappointed with the level of stockholder support for our 2019 say-on-pay vote. Following the 2019 annual meeting of stockholders, we sought to better understand the views of our stockholders and address their concerns. At the direction of the Compensation Committee we reached out to our largest stockholders constituting approximately 72% of our outstanding shares to request feedback on our governance profile and specifically our compensation structure.  Members of our management team and Compensation Committee engaged with holders owning approximately 43% of our outstanding stock. During these sessions, we shared our plans to implement a new performance-based equity structure for all executives in early 2020.  The responses to the proposed equity grant structure, which includes heavily weighted, multi-year performance targets, were favorable overall.  Due to the pending merger announced in December 2019, we have postponed our annual executive compensation review until after the merger is complete, at which time we will conduct a full review against a new peer group that is appropriate for the new combined company.  We will take our learnings and feedback from the 2019 stockholder sessions and apply them to our practices in 2020. In addition to our annual outreach, our CEO, CFO and investor relations officers meet frequently with stockholders and the investment community regarding our overall strategy and performance.

•

No Changes to CEO Compensation.  Our CEO’s base salary and annual incentive target remained unchanged for 2019.  There were no equity awards granted to Mr. Kirchner in 2019 in light of his promotional equity awards that were granted in connection with his appointment as CEO in 2017, which were intended by the Compensation Committee to represent his long-term incentive opportunities for the duration of the initial three-year term of his employment agreement as CEO. Thus, the Compensation Committee did not intend to, and did not in fact, grant Mr. Kirchner additional equity awards during that period.   As illustrated in the graphic below, the annual total target compensation for our CEO in 2019 was heavily weighted towards at-risk pay incentives (comprised of annual cash incentive compensation and performance-based equity eligible to vest based on 2019 performance).

(1)

The calculation in the graphic above includes the CEO annualized base salary, annual target bonus, and the grant date fair value of that portion of the time-based RSUs and performance-based RSUs that were eligible to vest during 2019 or to be earned based on 2019 performance at target.

•

Executive Pay Targeted at Competitive Market Levels. The Compensation Committee believes that the current NEOs should be paid at competitive market levels and took steps to better align the target total direct compensation of certain of our NEOs with the market median. The Committee increased the base salaries for Messrs. Andersen, Davis and Skaaden by 4%, 6% and 6% respectively. The adjustments were to better align their target total cash compensation with market practice relative to our compensation peer group, as described below.

•

Annual Incentive Bonus Targets. The annual cash incentive bonus target for Mr. Skaaden was changed from 65% to 75% of base salary. These changes were made by the Compensation Committee as mentioned above to better align his target total cash compensation with market practice relative to our compensation peer group, as described below.

•

Equity Award Grants. In fiscal year 2019, we granted time-based restricted stock units to Messrs. Andersen, Davis, Dharan and Skaaden as part of our annual executive compensation review.  No other equity awards were granted to our NEOs during 2019.

•

Pay-for-Performance – Annual Incentive Bonus Payments. Our annual cash incentive program is structured to only pay when rigorous goals are achieved.  We did not reach our target financial goals established for fiscal year 2019 and therefore bonuses were paid below target levels based on the fiscal year 2019 financial results and performance against our other corporate goals. Payouts to our NEOs were on average 56% of their target bonuses.  Detail regarding the annual incentive bonus payments is provided in the Annual Performance-Based Cash Incentive Bonuses section.

Summary of Certain Executive Compensation Practices

We endeavor to maintain sound corporate governance standards consistent with our executive compensation policies and practices. During 2019, the following policies and practices were in effect:

WHAT WE DO	WHAT WE DON’T DO

Pay for Performance: We link pay to performance and stockholder interests by heavily weighting total direct compensation to the achievement of strong financial performance and a balanced mix of performance metrics established in advance by the Compensation Committee.

No Tax Gross-Ups: We do not provide tax gross-ups to our NEOs for excess parachute payments or other benefits.
Independent Compensation Advisor: The Compensation Committee selects and engages its own independent advisor.	No “Single Trigger” Severance Payments: We do not generally have “single trigger” severance payments payable solely on account of the occurrence of a change of control event.

Thoughtful Peer Group Analysis: The Compensation Committee reviews external market data when making compensation decisions and annually reviews our peer group with its independent compensation consultant.

No Special Perquisites: We do not provide special perquisites for executives, such as club memberships, supplemental executive retirement plans or supplemental executive health benefits.
Thorough Compensation Risk Assessment: The Compensation Committee conducts an annual assessment of the Company’s executive and broad- based compensation programs to ensure prudent risk management.

No Hedging in Company Securities: Our employees, including our executives and directors are prohibited from engaging in any hedging transaction with respect to Company equity securities (vested or unvested).

Compensation Committee Independence and Experience: The Compensation Committee is comprised solely of independent directors who have extensive experience.	No Pledging of Company Securities: Our executives and directors are prohibited from pledging Company securities.

Stock Ownership Guidelines: Executives and directors are subject to stock ownership guidelines equal to a multiple of their respective annual base salaries (3x for the CEO and 1x for other executives) or Board retainers (3x for directors).

No Guaranteed Bonuses: We do not provide guaranteed minimum bonuses or uncapped incentives under our annual bonus plan.

”Clawback” Policy: Our clawback policy provides that our Board of Directors may require the forfeiture, recovery or reimbursement of incentive compensation from an executive officer in the event the officer’s wrongdoing later is determined by our Board of Directors to have resulted in a material negative restatement of the Company’s financial results.

No Re-Pricing or Discounted Options / SARs: We do not re-price underwater awards and do not provide discount stock options or stock appreciation rights. Further the Restated Plan prohibits repricing of stock options or stock appreciation rights without stockholder approval.

Negative Discretion: The Compensation Committee has the right to exercise negative discretion over executive incentive plan payments.	No Dividends Paid or Accrued on Awards Prior to Vesting

Compensation-Setting Process

The Compensation Committee has the primary authority to approve the compensation provided to our executive officers. Consistent with prior years for 2019, Compensia, a national compensation consulting firm, was retained by the Compensation Committee to assist it in the determination of the key elements of our executive compensation programs. Compensia reports to and is accountable to the Compensation Committee, and may not conduct any other work for us without the authorization of the Compensation Committee. Compensia did not provide any services to us in 2019 beyond its engagement as an advisor to the Compensation Committee on executive and Board compensation matters. After review and consultation with Compensia, the Compensation Committee has determined that Compensia is independent and there is no conflict of interest resulting from retaining Compensia currently or during the year ended December 31, 2019. In reaching these conclusions, the Compensation Committee considered the factors set forth in Exchange Act Rule 10C-1 and Nasdaq listing standards.

In 2019, Compensia provided advice to the Compensation Committee with respect to competitive practices and the amounts and nature of compensation paid to executive officers in similar organizations. Compensia also advised on, among other things, structuring our various compensation programs and determining the appropriate levels of base salary, bonus and other long-term incentive compensation payable to our executive officers.

To aid the Compensation Committee in making its compensation determinations, our CEO provides recommendations annually to the Compensation Committee regarding the compensation of all executive officers, excluding himself. Each NEO other than our CEO, in turn, participates in an annual performance review with our CEO to provide input about their contributions to our success for the period being assessed. The Compensation Committee gathers data on our CEO’s performance through several channels, including qualitative and quantitative assessments of the Company’s performance, discussions with other members of the management team and discussions with other members of our Board of Directors. Each Compensation Committee meeting ordinarily includes an executive session without members of our management team present.

For purposes of our annual and long-term incentive compensation programs, corporate performance goals are established at the beginning of the year. The Company’s annual financial plan is formulated by our executive management team and is submitted for review and approval by our Board of Directors. Our CEO, after discussions with the management team, then typically recommends a subset of these goals to the Compensation Committee as the corporate performance goals underlying our annual cash incentive bonus plan and performance-based equity awards. We believe that the achievement of these performance goals is based on the successful efforts and contributions of our NEOs. As described below, the Compensation Committee retains the authority under our annual cash incentive plan to authorize bonus payments to our NEOs that are less than the bonus payments that would otherwise be awarded based on our achievement of the performance goals established for the plan. The Compensation Committee also has the authority to make discretionary bonus awards to our NEOs, but it did not do so in 2019.

Setting Executive Compensation

The Compensation Committee reviews competitive compensation practices and the financial performance of comparable companies at least annually. This analysis provides the necessary background to the Compensation Committee to ensure that compensation opportunities for our executive officers are competitive with compensation practices among comparable companies and that actual compensation paid to our executive officers is appropriately aligned with our performance in the past year.

Each year Compensia works with the Compensation Committee to confirm one or more peer groups of companies to be used in the competitive assessment. The companies comprising the peer group are selected because the Compensation Committee, management and Compensia believe they are representative of the type of companies which we currently, and may in the future, compete with for executive talent. In selecting peer companies, we used a number of targeted criteria designed to reflect our unique business structure. Given the limited number of directly comparable companies from a business perspective, the criteria were expanded in some cases to include companies that the Compensation Committee considered to be a close fit in terms of business focus and/or with whom we might compete for executive talent. As a result, some companies may not satisfy all of the selection criteria. Our peer group is based on the following criteria:

•	Industry: Companies in the semiconductor, semiconductor equipment, audio and imaging technology, IP licensing, and other technology hardware sectors.
•	Revenue: Companies with revenues that were 0.5x to 2.0x our revenue and we also reviewed revenue as compared to our annual billings.
•

Market Capitalization: For Companies with market capitalizations that reflect the differences in our business model as a technology licensing company, which would not be accurately reflected if we selected peer companies based solely on annual revenue. We selected companies with a market capitalization that was generally within a range of 0.3x to 3.0x our market capitalization.

•	Geographic Location: Companies based in the U.S. with an emphasis on firms headquartered in the San Francisco Bay Area.

2019 PEER GROUP

Ambarella, Inc. (AMBA)	M/A-COM Technology Solutions Holdings, Inc. (MTSI)
Box, Inc. (BOX)	MaxLinear, Inc. (MXL)
Cabot Microelectronics Corporation (CCMP)	Monolithic Power Systems, Inc. (MPWR)
Dolby Laboratories (DLB)	Plantronics Inc. (PLT)
FireEye Inc. (FEYE)	Power Integrations, Inc. (POWI)
FormFactor, Inc. (FORM)	Rambus Inc. (RMBS)
Inphi Corporation (IPHI)	Semtech Corporation (SMTC)
Integrated Device Technology, Inc. (IDTI)	Silicon Laboratories (SLAB)
InterDigital, Inc. (IDCC)	TiVo Inc. (TIVO)
j2 Global, Inc. (JCOM)

The peer group was used in early 2019 for purposes of evaluating whether compensation adjustments for our NEOs for 2019 were appropriate. The peer group was unchanged from the peer group used for our NEOs for 2018. The details of our standings relative to our peer groups with respect to revenue and market capitalization are below:

Each year, Compensia surveys the compensation practices of the peer group to assess the competitiveness of our compensation programs. Although we maintain the peer group for executive compensation and performance reference purposes, the peer group compensation data is limited to publicly available information and therefore does not necessarily provide comparisons for all officers. By contrast, survey data has the advantage of including data on executive positions beyond what is available in public filings, but may not be specific to the selected companies in the peer group. In light of this, in early 2019 the Compensation Committee also reviewed data from the Radford Executive Survey, which consists of approximately 600 companies throughout the United States primarily from technology industries. We look at multiple cuts of data from the surveys, including national data across industries, location data across industries and specific industry cuts, and within those industry and geographic groups we align revenues to be consistent with the peer group. With respect to the survey data presented to the Compensation Committee, the identities of the individual companies included in the survey were not provided to the Compensation Committee, and the Compensation Committee did not refer to individual compensation information for such companies.

We believe that by utilizing both publicly available peer group data and the survey data from the published surveys in which we participate, we are able to develop the best set of robust competitive data reasonably available for use in making compensation decisions. The Compensation Committee, when making compensation adjustments to the NEOs, reviews the publicly available peer group data and the survey data to ensure that, following any compensation adjustment, the total compensation of NEOs falls within the Company’s guidelines.

Based on the objectives outlined above, the Compensation Committee strives to set target total direct compensation opportunity levels at competitive levels for the markets in which we compete for executive talent and that are appropriate for the skills, experience and performance of each individual. However, the Compensation Committee does not establish compensation levels based solely on benchmarking. The Compensation Committee instead relies on the judgment of its members in making compensation decisions regarding base salaries, target bonus opportunity and long-term equity incentive awards after reviewing our performance and carefully evaluating each NEO’s performance during the year, leadership qualities, business responsibilities, career with the Company, current compensation arrangements and long-term potential to enhance stockholder value. The Compensation Committee does not guarantee that any NEO will receive a specific market-derived compensation level.

In addition, the Compensation Committee has taken the approach of determining the mix of compensation elements, such as base salary, target bonus opportunity and equity awards, on an individual basis. The Compensation Committee allocates target total direct compensation between cash and equity compensation based on a number of objective and subjective factors, including competitive practices among the comparable companies, the role and responsibilities of the individual executive, and the nature of the behaviors the incentives are intended to motivate. The Compensation Committee’s philosophy is to balance compensation between long-term and short-term compensation, cash and non-cash compensation, and to take into account the roles and responsibilities of the individual executive.

Executive Compensation Components

The Compensation Committee oversees our executive compensation program. Our executive compensation program is designed to attract, motivate and retain talented executives that will drive our financial performance, growth and operational excellence objectives while creating long-term stockholder value. The Compensation Committee has established the following set of objectives for our executive compensation program:

•

Compensation should be market competitive: Our compensation program is designed to provide competitive total compensation relative to the relevant labor markets for our NEOs while maintaining fiscal responsibility for our stockholders, allowing us to attract and retain individuals of appropriate ability and managerial talent;

•

Compensation should reward performance and support our business strategy: A majority of our NEOs’ total compensation opportunities is variable or dependent upon the achievement of key business results and is intended to link incentive award opportunities to the achievement of company and functional performance goals or appreciation in our stock price; and

•

Compensation should be aligned with stockholders’ interests: Our compensation program also seeks to reward our executive officers for increasing our stock price over the long-term and maximizing stockholder value by providing a significant portion of total compensation opportunities for our executive officers in the form of direct ownership in our company through long-term equity incentive awards.

The principal elements of our executive compensation program are base salary, annual cash incentive bonus awards and long-term incentive compensation in the form of equity awards. Base salary is intended to provide a baseline level of compensation for our NEOs. The remaining types of compensation, which in the aggregate represent the majority of our NEOs’ total compensation opportunities, tie compensation directly to the achievement of corporate and/or functional objectives. Each element of our executive compensation program is discussed in greater detail below.

Base Salary

The base salary for each executive officer is initially established through negotiation at the time the executive is hired, taking into account the executive’s qualifications, experience, competitive market data, overall compensation arrangements, internal equity and relevant survey data. In determining whether to make subsequent adjustments to the base salaries of our executive officers, the Compensation Committee reviews information regarding compensation paid to individuals holding comparable positions at our peer group companies as well as relevant market data from the applicable Radford Executive Compensation survey. In addition, each year the Compensation Committee determines whether to approve increases to our executive officers’ base salaries based upon the Company’s performance, their individual performance in accomplishing functional or team goals, changes in duties and responsibilities and the recommendations of our CEO (except with respect to his own base salary). No formulaic or guaranteed base salary increases are provided to the NEOs. In general, while the Compensation Committee does not attempt to set the various components of executive compensation at a certain target percentile within our peer group, executive base salaries fall generally between the 25th and 60th percentiles of the relevant comparable compensation data.

As part of the annual executive compensation review, on March 1, 2019, base salaries for Messrs. Andersen, Skaaden and Davis were increased to $380,000, $380,000 and $364,000, respectively.

The annual base salaries of the NEOs for 2019, were as follows:

Named Executive Officer	2019 Base Salary	2018 Base Salary	% Adjustment
Jon Kirchner	$600,000	$600,000	—
Robert Andersen	$380,000	$365,000	4%
Paul Davis	$364,000	$342,000	6%
Murali Dharan	$400,000	$400,000	—
Geir Skaaden	$380,000	$360,000	6%

The actual base salaries paid to the NEOs during 2019 are set forth in the “2019 Summary Compensation Table.”

Annual Performance-Based Cash Incentive Bonuses

Our NEOs are eligible to receive an annual cash incentive bonus under our annual bonus plan, which we refer to as our MBO Plan.

Annual Cash Incentive Bonus Targets

At the beginning of each year, the Compensation Committee approves the target and maximum annual cash incentive bonus opportunities for each NEO in the MBO Plan. These target and maximum bonus opportunities are expressed as a percentage of base salary as follows:

Named Executive Officer	Target	Maximum
Jon Kirchner	100%	200%
Robert Andersen	75%	150%
Paul Davis	55%	110%
Murali Dharan	100%	200%
Geir Skaaden (1)	75%	150%

(1) As part of the annual executive compensation review, on March 1, 2019, the target bonus level for Mr. Skaaden was increased to 75%.

These target bonus levels are reviewed annually in consultation with Compensia as part of the compensation review process. Participants may receive a smaller award (or no award) if we do not achieve a target level of performance and a larger award (capped at a level that provides executives an opportunity to earn larger awards by exceeding performance objectives, but that does not create excessive risk by providing unlimited upside opportunities) if we exceed the target level of performance. Payments of above-target bonuses may be made only if we exceed our corporate financial objectives.

Performance Goals

Bonuses paid to our NEOs under our MBO Plan are based on our achievement of specific pre-established corporate performance goals and upon an evaluation of the individual officer’s performance for their efforts tied to the corporate and strategic goals for the year. The Compensation Committee also selects one or more corporate performance goals applicable to the annual bonuses for that year and sets the target performance level for each such goal and a threshold performance level below which no annual bonus will be paid. Achievement levels up to 100% may be awarded for each corporate performance goal based on actual performance for the year relative to that goal. The corporate performance goals for 2019 were a combination of financial goals, innovation and key market penetration goals and operational excellence goals that are all directly supportive of our short-term and long-term strategic plans. The weighted goal categories for each NEO are set forth below.

	Financial Goals		Define, develop, market and successfully commercialize	Secure multi- year recurring
Named Executive Officer	MBO Plan Billings Growth (1)	Non-GAAP Operating Profit (1)	world class products and technologies	billing IP licensing agreements	Operational Excellence
Jon Kirchner	60%	40%	—	—	—
Robert Andersen	60%	40%	—	—	—
Paul Davis	30%	30%	10%	20%	10%
Murali Dharan (2)	40%	30%	—	30%	—
Geir Skaaden	30%	30%	30%	—	10%

(1) MBO Plan Billings and non-GAAP operating profit are described below.

(2) For measuring Mr. Dharan’s performance against financial goals, 40% was weighted on MBO Plan Billings from IP licensing and 30% was weighted on the full company non-GAAP operating profit.

Annual Performance Goals and Achievement

For purposes of the MBO Plan, the Compensation Committee set a threshold financial goal or “gate” that had to be achieved before any annual bonuses were paid. For purposes of the 2019 MBO Plan, this financial goal was for the Company to achieve positive non-GAAP operating profit for 2019 (the “Threshold Goal”). The Threshold Goal was achieved for 2019 and the actual bonuses for the NEOs were then determined based on the corporate goal achievement as described below.

For purposes of the 2019 MBO Plan, the threshold and target performance goals selected and set by the Compensation Committee (as well as the Company’s actual results for each such goal) were as follows (with the achievement percentage for performance between threshold and target determined by linear interpolation):

Financial Goals (1)
Target	Threshold	Achievement
$441.7 million in total MBO Plan Billings (2)	$353.4 million in total MBO Plan Billings	93.7% achieved with $413.9 million in MBO Plan Billings
$207.3 million in non-GAAP operating profit (3)	$165.8 million in non-GAAP operating profit	97.1% achieved with $201.3 million in non-GAAP operating profit

Performance Goals
Target	Outcome
Goal: Define, develop, market and successfully commercialize world class products and technologies

Drive new ecosystem creation and development across the business including IMAX Enhanced, DTS Connected Radio, FotoNation DMS and ZiBond/DBI.  Accelerate ML development efforts across audio and imaging.

-    Expanded the IMAX Enhanced ecosystem now available with 4 streaming services, 17 device manufacturers and in 14 countries.

-    Signed our first connected radio and our first occupancy monitoring licenses.

-    In mobile, we advanced our leadership position in gaming through the launch of Sound Unbound and continued to add motherboard, PC, mobile and gaming headset partners in this space.

-    Significantly progressed an initiative to develop an advanced machine learning hardware and software platform that we expect will drive meaningful future growth and expansion.

-    Completed the critical technology validation steps in 2019 to enable new hybrid bonding licenses including a new patent and technology license agreement with SK Hynix signed in early 2020.

Secure key license agreements and deepen strategic partnerships with at least 2 key customers; improve closing ratio of Salesforce opportunities by >15% in both deal volume and dollar value.

-    Closed a strategic license agreement with a major European automotive manufacturer for occupancy monitoring systems.

-    Secured key licensing agreement with a global automotive manufacturer for launch and support of Connected Radio.

-    Improved the closing ratio of Salesforce opportunity pipeline by more than 20% in both deal volume and dollar value.

Goal: Secure multi-year recurring billing IP licensing agreements
Continue to develop and acquire at least three, qualified IP assets in support of our ongoing semiconductor licensing strategy.	- Acquired high value semiconductor assets covering more than 150 patent families and greater than 450 patents to support long term strength of semiconductor patent portfolio.
Close at least one IP licensing agreement with multi-year revenue; add at least $40M of potential license value to our license pipeline.	- Closed one new IP license agreement of significant value from our IP pipeline. - We exceeded our pipeline development goals, with several engagements with new customers currently underway.
Goal: Operational Excellence
Non-quantifiable goals for Messrs. Skaaden and Davis were established by our CEO. Overall performance against these objectives was assessed by the CEO at year-end.	- 100% achievement for Messrs. Davis and Skaaden.

(1) For measuring Mr. Dharan's performance against financial goals, the target performance level for MBO Plan Billings from IP licensing was set at $196.6 million. Billings for our IP business is calculated consistent with MBO Plan Billings as described in footnote (2) below.

(2) Billings for purposes of the MBO Plan (MBO Plan Billings) are the same as billings described under Additional Financial Data under Item 8. Financial Statements and Supplementary Data contained in this Form 10-K.

(3) For purposes of calculating non-GAAP operating profit, we use the calculation of MBO Plan Billings as described in footnote (2) above, and exclude stock-based compensation expenses, acquisition-related expenses and amortization of intangibles from our GAAP operating expenses. For further information regarding our non-GAAP operating expenses, please see Other Supplementary Data under Item 8. Financial Statements and Supplementary Data contained in this Form 10-K.

Multiplier

The bonuses to be paid to our NEOs who participated in the 2019 MBO Plan were able to be increased or decreased based on the matrix set forth below. The matrix (“2019 MBO Matrix”) was structured as a combination of year over year MBO Plan Billings growth for the Company and annual non-GAAP operating profit achievement (expressed as a percentage of MBO Plan Billings). For 2019, year over year MBO Plan Billings were down by 7.5% and non-GAAP operating profit was 48.6% of MBO Plan Billings. Therefore, the multiplier for 2019 was 58.6% and the portion of bonuses tied to the financial metrics were multiplied by 58.6%. The maximum multiplier under the MBO Plan is 2.0. The Compensation Committee also has the right to exercise its discretion to reduce any bonus payment, but it did not choose to exercise that discretion with respect to the 2019 bonus payouts.

2019 MBO Matrix

2019 Annual Cash Incentive Bonuses

Based on the above 2019 MBO Matrix, the annual cash incentive bonuses under the 2019 MBO Plan paid to Messrs. Kirchner, Andersen, Davis, Dharan and Skaaden were calculated as follows:

		Financial Goals			Performance Goals
	Achievement of MBO Plan Billings Growth Goal (A) (1)	Company Achievement of Non-GAAP Operating Profit Goal (B) (2)	MBO Multiplier (C)	Define, develop, market and successfully commercialize world class products and technologies (D)	Secure multi-year recurring billing IP licensing agreements (D)	Operational Excellence Goals (D)	Bonus Target $ (E)	Bonus Achieved [(A+B+D)*C]*E
Jon Kirchner	56.2% of 60%	38.4% of 40%	58.6%	—	—	—	$600,000	$334,231
Robert Andersen	56.2% of 60%	38.4% of 40%	58.6%	—	—	—	$285,012	$158,766
Paul Davis	28.1% of 30%	29.3% of 30%	58.6%	9% of 10%	20% of 20%	10% of 10%	$200,204	$112,908
Murali Dharan	40% of 40%	29.3% of 30%	58.6%	—	30% of 30%	—	$400,000	$232,361
Geir Skaaden	28.1% of 30%	29.3% of 30%	58.6%	27% of 30%	—	10% of 10%	$285,012	$157,397

(1) Represents (a) 93.7% achievement relative to the full Company MBO Plan Billings objective (with $413.9 million in MBO Plan Billings), and (b) 100%% achievement relative to the IP business MBO Plan Billings objective (with $203.6 million in IP business MBO Plan Billings), which achievement results were weighted for the NEOs as described above. 100% is the maximum achievement level awarded under our MBO Plan above, provided that the MBO payment can exceed 100% as a result of the multiplier.

(2) Represents 97.1% achievement relative to the full Company non-GAAP operating profit goal (with $201.3 million in non-GAAP operating profit), which achievement results were weighted for the NEOs as described above. 100% is the maximum achievement level awarded under our MBO Plan, provided that the MBO payment can exceed 100% as a result of the multiplier.

Long-Term Compensation

Our long-term equity incentive compensation program is intended to provide our executive officers with opportunities to participate in the appreciation of our stock price and to create unvested equity award value that will provide a financial incentive for executives to remain with and work for the continued success of the organization. Our long-term equity incentive award program is generally comprised of three equity award vehicles, although the mix of such awards granted by the Compensation Committee to our NEOs varies from year to year based on the Compensation Committee's determinations regarding the appropriate incentives for such year:

•

Stock Option Awards: Stock options form a basis of our long-term equity incentive award program. Stock options align the interests of management and stockholders by rewarding increases in stockholder value.

•

Restricted Stock Unit Awards (“RSU”): RSUs are used primarily in new hire executive packages and as part of our annual compensation review process. RSUs increase or decrease in value just as a traded share of common stock will, aligning executives’ interests with stockholders’ interest.

•

Performance-Based Restricted Stock Unit Awards: Performance-based RSUs are provided to our CEO and select NEOs. These awards are earned upon the achievement of certain strategic pre-established milestones and / or specific annual financial goals and are intended to align a significant portion of these executives’ compensation to company performance.

Stock Option Awards

Generally, stock options have a four-year vesting schedule in order to provide an incentive for continued employment and expire ten years from the date of the grant, subject to earlier forfeiture in the event of termination of employment. This provides a reasonable time frame in which to align the executive officer with the price appreciation of our shares. The exercise price of stock options granted under the stock plans is 100% of the fair market value of the underlying common stock on the date of grant. Under our equity plan, the fair market value of our common stock is equal to the last closing sales price per share on the Nasdaq Global Select Market on the date of grant. Executives do not realize value from our stock options unless our stock price appreciates following the date of grant.

There were no stock option grants to our NEOs in 2019.

Time-Based Restricted Stock Unit Awards

We typically grant RSUs to selected new hires and other employees as part of the annual award program. The Compensation Committee believes that RSUs are an effective tool for adding an immediate financial incentive to remain with and work for us that will mitigate potential attempts by labor market competitors to recruit critical employees. In March 2019, as a result of our annual executive compensation review, the Compensation Committee granted Messrs. Andersen, Davis, Dharan and Skaaden awards for 63,550, 39,720, 39,720 and 39,720 RSUs, respectively. The foregoing RSUs have a four-year vesting schedule from the grant date in order to provide an incentive for continued employment. With respect to the RSU awards granted to our NEOs, the Compensation Committee determined the size of such awards by targeting the median level of our peer group.

Mr. Kirchner did not receive RSU grants in 2019 as a result of his previous grants received in 2017.

Performance-Based Restricted Stock Unit Awards

The Compensation Committee grants performance-based RSUs to selected new hires and, on certain occasions, as part of the annual award program. The Compensation Committee believes that performance-based RSUs are an important component of the NEOs’ compensation program and strives to establish an incentive award mix for our CEO and other NEOs that includes performance-based awards, as appropriate. Historically, the Compensation Committee has granted performance-based RSUs that are typically tied to a series of multi-year or annual performance measurement periods, with up to 200% of the “target” RSUs eligible to be earned at the “maximum” performance level. The performance objectives are generally to be determined by mutual agreement of the NEO and the Compensation Committee and vesting of such awards requires continued employment until the certification of the applicable performance requirements by the Compensation Committee. Any performance-based RSUs that do not vest in a given performance period will be forfeited.

The Compensation Committee believes that successive annual objectives are an effective incentive mechanism for the NEOs and our Company, as such a design allows the Compensation Committee to more carefully tailor the performance objectives and set rigorous goals to incentivize performance as we refine and evolve our strategic plan.  This was particularly the case with the awards granted to Mr. Kirchner in 2017 given the Company’s ongoing transformation following the acquisition of DTS and the formation of the long-term strategic plan.  The annual objectives for 2019 for Mr. Kirchner were tied to the Company’s financial goals in the 2019 MBO Plan.  These profitability and growth objectives were used by the Compensation Committee for both annual bonus purposes and vesting of the performance-based RSUs for 2019 as they are measurements that our Compensation Committee believes to be critical since they are directly aligned with stockholder value creation.

The Compensation Committee also believes that performance-based RSUs with multiyear performance periods are another critical element of the compensation program since it allows for longer term goals and incentives.  As described below, in 2017, Mr. Dharan was granted a performance-based RSU award tied to a three-year performance period.

No performance-based awards were granted to the NEOs during 2019.  The performance-based RSUs granted to Messrs. Kirchner and Dharan during previous years but eligible to be earned based on 2019 performance, are described below. Messrs. Kirchner and Dharan were the only NEOs who held performance-based RSUs that were eligible to be earned based on 2019 performance.

The performance-based RSUs eligible to vest based on 2019 performance will be released in March 2020. The following table summarizes the performance-based RSUs granted to our NEOs that were eligible to vest during 2019 and the number of RSUs that ultimately vested based on 2019 performance, as described below:

NEO	Grant Date	Number of RSUs Available for Release at Target Based on 2019 performance	Number of RSUs Available for Release at Maximum Based on 2019 performance	Release Conditions	Performance Achieved	Shares Released
Jon Kirchner	3/1/17	8,750	17,500	Based on financial targets for MBO Plan Billings growth and non-GAAP operating profit in accordance with 2019 MBO multiplier matrix	58.6%	5,128
	6/1/17	77,718	155,436	Based on financial targets for MBO Plan Billings growth and non-GAAP operating profit in accordance with 2019 MBO multiplier matrix	58.6%	45,543
Murali Dharan	10/16/17	10,500	21,000	Based on four goals equally weighted in the following areas: Long-term IP strategy, completion of Invensas license and resolution of litigation, Expand the deal pipeline by >$40m, acquisition of high-quality IP assets, multi-year recurring IP licensing agreement and the addition of significant deal value for future years.	95.0%	9,975

•

Mr. Kirchner. Mr. Kirchner received two grants of performance-based RSUs in 2017, a portion of which were eligible to be earned based on 2019 performance.  One of these awards was granted as part of our 2017 annual award process and his equity awards granted in June 2017 were made in connection with his appointment as CEO.  The June 2017 awards, including the performance-based RSUs, were intended by the Compensation Committee to represent his long-term incentive opportunities for the duration of the initial three-year term of his employment agreement as CEO. Thus, the Compensation Committee did not intend to, and did not in fact, grant Mr. Kirchner additional equity awards during this period.

At the time of grant, the Compensation Committee determined Mr. Kirchner’s promotional awards by reference to the market median level for a new hire award and annual awards covering a total of three years in total target long-term incentive award value. The award was divided into 70% performance-based RSUs and 30% time-based RSUs. The Compensation Committee believed it was important to establish a long-term incentive award mix heavily weighted towards performance awards. The vesting of all of Mr. Kirchner’s performance-based RSUs is tied to a series of four one-year performance measurement periods.

In March 2017, Mr. Kirchner received 35,000 “target” performance-based RSUs. Of these performance-based RSUs, 8,750 may vest each calendar year (commencing in 2017) at target performance and up to 17,500 may vest each year at maximum performance. These performance-based RSUs are eligible to be earned based on annual performance objectives to be determined as described above.

In June 2017, Mr. Kirchner also received 310,873 “target” performance-based RSUs in connection with his appointment as our Chief Executive Officer. Of these performance-based RSUs, 77,718 may be earned each calendar year (commencing in 2017) at the target performance level and up to 155,436 may be earned each year at maximum performance. These performance-based RSUs are eligible to be earned based on annual performance objectives to be determined as described above.

For each of these awards, the portion eligible to vest based on 2019 performance was tied to the Company’s financial goals for MBO Plan Billings growth and non-GAAP operating profit under the 2019 MBO Matrix, as described above.

•

Mr. Dharan. In October 2017, in connection with his commencement of employment Mr. Dharan received 42,000 “target” performance-based RSUs. Of these performance-based RSUs, 10,500 may vest each calendar year (commencing in 2019) at target performance and up to 21,000 may vest each year at maximum performance. These performance-based RSUs will be eligible to be earned based on annual performance objectives to be determined as described above. The number of RSUs that actually vested with respect to this award is summarized in the table above. The portion of these awards eligible to vest based on 2019 performance was tied to the goals for Mr. Dharan.

Mr. Dharan also received 60,000 performance-based RSUs that are eligible to vest based on achievement of deal performance goals over a three-year performance period. The deal performance goals are the closing of two new revenue opportunities, with 50% of the RSUs eligible for vesting upon achieving each of two deals.  None of these deal performance-based RSUs vested during 2019.

Other Compensation

Employee Benefits

We maintain a Section 401(k) Savings/Retirement Plan (the “401(k) Plan”) to cover eligible employees of the Company and any designated affiliate in the United States. The 401(k) Plan permits eligible employees to defer up to the maximum dollar amount allowed by law. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. We currently make discretionary matching contributions to the 401(k) Plan in an amount equal to 100% of deferrals up to a maximum of 4% of the participant’s eligible annual compensation and subject to certain other limits. Employer contributions to the Plan are vested as follows: 50% after one year of service, and 100% after two years of service.

Perquisites and Other Personal Benefits

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our executive officers. Other than as described in this section, we generally do not provide any special perquisites or health or welfare benefits to our NEOs that are not available to all of our employees.

Post-Employment Compensation Arrangements

We have entered into change in control severance agreements and severance agreements with our NEOs to provide appropriate post-employment compensation arrangements in the event of certain terminations of employment, including in connection with a change in control of the Company. The Compensation Committee believes these types of agreements are essential in order to attract and retain qualified executives and promote stability and continuity in our senior management team. We believe that the stability and continuity provided by these agreements are in the best interests of our stockholders. For details, see “Employment Contracts, Termination of Employment Arrangements and Change in Control Arrangements” below.

Other Compensation Related Policies

Stock Ownership Guidelines

We maintain stock ownership guidelines that apply to our CEO, each other executive officer of the Company within the meaning of Exchange Act Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, and each other employee that reports directly to our CEO (each, an “Executive”). Each Executive will be expected to own shares of common stock of the Company with a market value equal to the following amounts for as long as he or she remains an Executive:

Title	Ownership Threshold
Chief Executive Officer	Three times (3x) base salary
Other Executives	One times (1x) base salary

Each Executive must hold 50% of all “Net Settled Shares” (as defined below) received from the vesting, delivery or exercise of equity awards granted under our equity award plans until the Executive’s ownership equals or exceeds the applicable ownership threshold, as set forth above. In no event shall shares of common stock purchased under our employee stock purchase plan be considered granted under our equity award plans for purposes of this share retention requirement. This share retention requirement applies to an Executive only if such Executive has not achieved his or her applicable ownership threshold. For purposes of the guidelines, “Net Settled Shares” means those shares of common stock that remain after payment of (a) the exercise price of stock options or purchase price of other awards and all applicable withholding taxes, including shares sold or netted with respect thereto, and (b) all applicable transaction costs.

Insider Trading Policy

Our insider trading policy prohibits directors, executive officers, employees and all persons living in their households from trading any type of security, whether issued by the Company or other companies with which we do business, while aware of material non-public information relating to the issuer of the security or from providing such material non-public information to any person who may trade while aware of such information. Additionally, we restrict trading by our directors and executive officers, as well as other categories of employees who may be expected in the ordinary course of performing their duties to have access to material non-public information, to quarterly trading windows that begin one full trading day following the public disclosure of our quarterly or annual financial results and that ends at 5:00 pm Eastern Time on the 15th day of the last month in each calendar quarter (or if the 15th day falls on a non-trading day, then on the trading day immediately prior to the 15th day of the last month in each calendar quarter). Furthermore, our insider trading policy requires that certain specified individuals meet with representatives of our legal department to confirm that they are not in possession of material non-public information prior to trading any security of the Company during open window periods. Our insider trading policy also prohibits directors, executive officers, employees and all persons living in their households from purchasing Company stock on margin, pledging Company stock to secure margin or other loans, short selling Company stock or buying or selling put or call options on Company stock, or entering into other derivative contracts or hedging contracts.

Clawback Policy

We have adopted an incentive compensation “clawback” policy under which the Compensation Committee or the Board of Directors may require the reimbursement or forfeiture of incentive compensation from an executive officer in the event of restatement of the company’s financial results due to its material noncompliance with any financial reporting requirement under United States securities laws. We believe that by providing the Company with the appropriate power to recover incentive compensation paid to an executive officer in this situation, the Company demonstrates its commitment to strong corporate governance. Under our clawback policy, the Compensation Committee or the Board of Directors may require reimbursement from the executive officer for incentive compensation. The amount of incentive compensation that may be recovered is the portion of any bonus paid to, and any performance-based equity awards earned by, the executive officer that the executive officer would not have received if the Company’s financial results had been reported properly. The right to cause a forfeiture or recovery of incentive compensation applies to incentive compensation during the three year period prior to the date on which the Company is required to prepare an accounting restatement.

Derivatives Trading and Hedging Policy

Our insider trading policy prohibits the pledging, trading of derivatives or the hedging of our equity securities by our employees, including our executive officers, and directors. Specifically, they may not, at any time:

•	trade in any puts, calls, covered calls or other derivative products involving company securities;

•	engage in any hedging or monetization transactions in a way that mitigates the full risk or rewards of ownership of the Company’s securities; or
•	hold company securities in a margin account or pledge company securities as collateral for a loan.

Compensation Risk Assessment

In early 2020, management assessed our compensation policies and programs for all employees for purposes of determining the relationship of such policies and programs and the enterprise risks faced by the Company and presented its assessment to our Compensation Committee. Based on its assessment, management recommended, and the Compensation Committee concluded, that none of our compensation policies or programs create risks that are reasonably likely to have a material adverse effect on the Company. In connection with their review, management and the Compensation Committee noted certain key attributes of our compensation policies and programs that help to reduce the likelihood of excessive risk taking, including:

•	The program design provides a balanced mix of cash and equity compensation, fixed and variable compensation and annual and long-term incentives.
•	Corporate performance objectives are designed to be consistent with the Company’s overall business plan and strategy, as approved by the Board of Directors.
•

The determination of executive incentive awards is based on a review of a variety of indicators of performance, including both financial and non-financial goals, reducing the risk associated with any single indicator of performance.

•	Incentive payments are capped at no more than 200% of target.
•	The Company’s equity awards generally vest over four year periods or based upon the achievement of performance objectives.
•	The Compensation Committee has the right to exercise negative discretion over executive incentive plan payments.

Tax and Accounting Considerations

Deduction Limitation

Section 162(m) of the Code generally disallows a tax deduction to a publicly-held company for compensation in excess of $1 million paid to its “covered employees.” Prior to the Tax Cuts and Jobs Act of 2017 (“TCJA”), covered employees generally consisted of a company’s chief executive officer and its three most highly compensated executive officers serving at the end of the taxable year (other than its chief financial officer), and compensation that qualified as “performance-based” under Section 162(m) was exempt from this $1 million deduction limitation. As part of the TCJA, the ability to rely on this exemption was, with certain limited exceptions, eliminated; in addition, the definition of covered employees was expanded to generally include all NEOs. Although we historically maintained plans that were intended to permit the payment of deductible compensation under Section 162(m) of the Code if the requirements of Section 162(m) were satisfied, subject to the limited transition relief rules in the TCJA, we may no longer be able to take a deduction for any compensation in excess of $1 million that is paid to a covered employee. While the Compensation Committee considers the tax deductibility of each element of executive compensation as a factor in our overall compensation program, the Compensation Committee retains the discretion to approve compensation that may not qualify for the compensation deduction.

We account for stock-based awards to our employees under the rules of FASB ASC Topic 718, which requires us to record the compensation expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Employment Contracts, Termination of Employment Arrangements and Change of Control Arrangements

The Company provides for certain severance payments and benefits if an executive officer’s employment is involuntarily or constructively terminated. In addition, the Company provides enhanced severance payments and benefits if such a termination of employment occurs in connection with a change in control of the Company. Such severance payments and benefits are designed to alleviate the financial impact of an involuntary termination of employment through salary, bonus and health benefit continuation and with the intent of providing for a stable work environment. The Company believes that reasonable severance payments and benefits for those NEOs with whom we have entered into severance agreements are important because it may be difficult for these NEOs to find comparable employment within a short period of time following certain qualifying terminations of employment. The Company also believes these payments and benefits are a means of reinforcing and encouraging the continued attention and dedication of key executives of the Company to their duties of employment without personal distraction or a conflict of interest in circumstances which could arise from the occurrence of a change in control of the Company. We believe that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing change in control payments and benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders.

The Company extends change in control payments and benefits because they are essential to help the Company fulfill its objectives of attracting and retaining key managerial talent. These arrangements are intended to be competitive within our industry and company size and are necessary to attract highly qualified individuals and encourage them to remain employed with the Company. In making the decision to extend the benefits, the Compensation Committee relied on the assurances of its independent advisor that the programs are representative of market practice, both in terms of design and cost.

Employment Agreement with Jon Kirchner

The Company entered into an employment and severance agreement with Mr. Kirchner (the “Employment Agreement”) in connection with his appointment as our CEO. The Employment Agreement superseded his then-existing severance and change in control severance arrangements.

The Compensation Committee believes that the Employment Agreement provides the Company with reasonable contractual protections and that making severance commitments to the Company’s CEO leads to stronger retention than if such payments and benefits were not offered.

The Employment Agreement provides the Company a balance of contractual protections in exchange for severance for Mr. Kirchner in the event of his termination of employment without cause and resignation for good reason, each as defined below. The Employment Agreement does not contain a single trigger provision that would generally allow him to terminate his employment because of a change of control of the Company, nor does it entitle him to payments and benefits under the Employment Agreement solely as a result of change of control of the Company. The Compensation Committee structured the Employment Agreement in this fashion because it believes he should not be eligible to such payments and benefits absent other factors, such as a termination of employment without cause or resignation for good reason.

The Employment Agreement provides that, if Mr. Kirchner’s employment is terminated by the Company without cause or if he resigns for good reason, he will be entitled to receive the following severance payments and benefits:

•	a lump sum cash payment equal to 200% of his annual base salary;
•

200% multiplied by his target annual bonus for the calendar year in which termination occurs (which bonus shall be prorated for the portion of the calendar year that has elapsed prior to the date of termination if such termination occurs more than 60 days prior to or more than 18 months following a change in control of the Company);

•	continuation of health benefits for a period of up to 24 months following the date of termination;
•

immediate acceleration of vesting of his outstanding equity awards that would have vested over the 12-month period following the date of his separation from service had he remained continuously employed during such period (with any performance awards that are eligible to be earned vesting based on performance for the fiscal year in which his termination occurs vesting at the target) (provided that if such termination occurs within 60 days prior to or within 18 months following a change in control of the Company, all of Mr. Kirchner’s unvested equity awards will vest (with performance awards vesting at target) on the later of the date of his termination or the date of the change in control);

•	a post-termination exercise period for his outstanding stock options of 12 months from the date of termination, or, if earlier, the remaining life of the equity grants; and
•	his full bonus amount under the Retention Plan.

The post-employment payments benefits described above will be paid upon Mr. Kirchner’s execution of a general release of claims in favor of the Company and subject to his continued compliance with the confidentiality and proprietary rights covenant set forth in the Employment Agreement.

In addition, the Employment Agreement provided Mr. Kirchner with the right to receive up to a maximum of $30,000 for reimbursement of legal fees and expenses incurred in connection with negotiating and executing the Employment Agreement.

The Employment Agreement has an initial term that expires on June 1, 2020, subject to automatic renewal for an additional year unless either party gives 90 days’ notice of nonrenewal. Nonrenewal of the initial three-year term by the Company will be deemed a termination of employment without cause and will result in the payments and benefits described above, while expiration of the term under any other circumstances will not be deemed a termination of employment without cause and will not give rise to any payments or benefits. The term of the Employment Agreement will automatically be extended for 18 months following a change in control of the Company if the term would otherwise have expired during such 18-month period.

Severance Agreements with Messrs. Andersen, Davis, Dharan and Skaaden

The Company has entered into severance agreements with each of Messrs. Andersen, Davis, Dharan and Skaaden.  The terms of the agreements with Messrs. Andersen, Davis and Skaaden are through February 2021, and Mr. Dharan’s agreement expires in October, 2021, or, if earlier, the date on which all payments or benefits required thereunder have been paid or provided in their entirety.   Each term may be renewed by mutual agreement between the Company and the NEO. Each of the severance agreements provides that if the executive’s employment is terminated by us without cause or if the executive resigns for good reason, the executive will be entitled to receive the following payments and benefits:

•	his fully earned but unpaid base salary and his earned but unpaid vacation through the date of termination;
•	a lump sum cash payment equal to 100% of his annual base salary;
•	continuation of health benefits for a period of 12 months following the date of termination; and
•	his target annual bonus for the calendar year in which termination occurs (which bonus shall be prorated for the portion of the calendar year that has elapsed prior to the date of termination).

The severance payments and benefits described above will be paid upon the NEO’s execution of a general release of claims in favor of the Company.

Change in Control Severance Agreements with Messrs. Andersen, Davis, Dharan and Skaaden

The Company has entered into change in control severance agreements with Messrs. Andersen, Davis, Dharan and Skaaden. The terms of the agreements with Messrs. Andersen, Davis and Skaaden are through February 2021, and Mr. Dharan’s agreement expires on October 16, 2021, or, if earlier, the date on which all payments or benefits required thereunder have been paid or provided in their entirety; provided, that the term of each agreement will automatically be extended for 18 months following a change in control of the Company if the term would otherwise have expired during such period. The change in control severance agreements also provide that, if an executive’s employment is terminated by us without cause or if the executive resigns for good reason, in either case, within 60 days prior to or within 18 months following a change in control, the executive will be entitled to receive the following payments:

•	his fully earned but unpaid base salary and his earned but unpaid vacation through the date of termination;
•	a lump sum cash payment equal to 100% of his annual base salary;
•	his target annual bonus for the calendar year in which termination occurs;
•	continuation of health benefits for a period of up to 12 months following the date of termination; and
•

immediate acceleration of vesting of his outstanding equity awards (with any performance-based awards vesting at target, except to the extent alternative acceleration is specifically provided for pursuant to the grant documents) as of the later of the date of termination or the date of such change in control.

The severance benefits described above will be reduced by any severance benefits payable to Messrs. Andersen, Dharan and Skaaden under their severance agreements and will be paid upon the executive’s execution of a general release of claims in favor of the Company and subject to their continued compliance with the confidentiality and proprietary rights covenant set forth in the change in control severance agreement.

Defined Terms

For purposes of the Employment Agreement and the severance agreements and the change in control severance agreements, “cause” means, generally, an executive’s gross negligence or willful misconduct in the performance of his duties, the executive’s willful and habitual neglect of or failure to perform his duties, the executive’s commission of any material act of fraud, dishonesty or financial or accounting impropriety with respect to our Company which results in a personal benefit to the executive, the executive’s failure to cooperate with us in any investigation or formal proceeding initiated by a governmental authority or otherwise approved by our Board of Directors or the Audit Committee of the Board of Directors, the executive’s conviction of or plea of guilty or nolo contender to felony criminal conduct (other than moving vehicle violations), the executive’s material violation of our confidentiality and proprietary rights agreement or any similar agreement with the Company, or the executive’s material breach of any obligation or duty under the agreement or any written employment or other written policies of our Company.

For purposes of the Employment Agreement and the severance agreements and the change in control severance agreements, “good reason” means, generally, a material diminution in the executive’s authority, duties or responsibilities, a material diminution in the executive’s base compensation or target bonus opportunity, unless such a reduction is imposed across-the-board to senior management, a material change in the geographic location at which the executive must perform his duties, or any other action that constitutes our material breach of the agreement.

For purposes of the Employment Agreement and the severance agreements and the change in control severance agreements, “change in control” is generally defined as:

•

a merger or consolidation in which the Company is a party, other than a merger or consolidation which results in our outstanding voting securities immediately before the transaction continuing to represent a majority of the voting power of the acquiring company’s outstanding voting securities; or

•	the sale of all or substantially all of our assets.

2003 Equity Plan

We routinely grant our executive officers stock awards pursuant to our 2003 Equity Plan. In the event of a change of control, the vesting of each outstanding award shall be subject to accelerated vesting such that 100% of the awards will become vested and exercisable or payable, as applicable, if the successor corporation refuses to assume the awards, or to substitute substantially equivalent awards.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has furnished this report on executive compensation.

This report, filed in accordance with Item 407(e)(5) of Regulation S-K, should be read in conjunction with the other information relating to executive compensation which is contained elsewhere in this proxy statement and is not repeated here.

In this context, the Compensation Committee hereby reports as follows:

1. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section contained herein with management.

2. Based on the review and discussions referred to in paragraph (1) above, the Compensation Committee recommended to our Board of Directors, and our Board of Directors has approved, that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

February 14, 2020

COMPENSATION COMMITTEE

CHRISTOPHER SEAMS, CHAIR

DAVID HABIGER

DARCY ANTONELLIS

Compensation of Named Executive Officers

2019 Summary Compensation of NEOs

Summary Compensation Table

The table below sets forth, for the fiscal years ended December 31, 2019, 2018 and 2017, the salary and bonus earned by and other compensation paid to our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total($)
Jon Kirchner	2019	600,000	—	2,729,764	—	334,231	11,720	3,675,715
Chief Executive Officer	2018	600,000	5,049,366	2,729,764	—	655,800	11,720	9,046,650
	2017	586,194	—	7,409,373	—	371,520	55,406	8,422,493
Robert Andersen	2019	377,512	—	1,444,428	—	158,766	11,717	1,992,423
Chief Financial Officer	2018	362,668	—	887,960	—	299,202	11,306	1,561,136
	2017	348,357	—	1,483,584	—	115,477	8,805	1,956,223
Paul Davis	2019	360,340	—	902,796	—	112,908	11,523	1,387,567
General Counsel and Corporate Secretary	2018	340,008		665,970		198,596	10,557	1,215,131
Murali Dharan	2019	400,000	—	1,138,511	—	232,361	11,720	1,782,592
President of Tessera Intellectual Property Corp.	2018	400,000		235,715		422,320	11,720	1,069,755
	2017	84,872	—	404,082	323,652	—	1,060	813,666
Geir Skaaden	2019	376,680	—	902,796	—	157,397	11,715	1,448,588
Chief Products and Services Officer	2018	354,168	1,275,576	887,960	—	247,057	11,680	2,776,441
	2017	336,580	—	714,980	—	96,849	11,020	1,159,429

(1) The amounts reflected in this column represent the retention bonuses paid to Messrs. Kirchner and Skaaden under the DTS, Inc. 2016 Executive Retention Bonus Plan.

(2) The amounts reflected in this column represent the grant date fair value for service-based stock and option awards granted to the NEOs in the relevant fiscal year and performance-based stock awards scheduled to vest with respect to performance for the relevant fiscal year, measured in accordance with ASC 718, excluding the effect of estimated forfeitures, and do not reflect whether the recipient has actually realized a financial benefit from these awards.

With respect to stock awards granted to Mr. Kirchner and Mr. Dharan during 2017 the vesting of which is performance-based, the vesting is tied to a series of four one-year performance measurement periods and may be earned over four years, with 25% of the total “target” award eligible to be earned each year (commencing with 2017 for Mr. Kirchner and 2018 for Mr. Dharan) at the “target” performance level based on the Company’s performance for such year, with up to 200% of the “target” award for each year eligible to be earned at the “maximum” performance level. The performance objectives for each year are to be determined by mutual agreement of Mr. Kirchner and Mr. Dharan, respectively, and the Compensation Committee.

For 2019, the grant date fair value for the portion of the performance-based RSUs granted to Mr. Kirchner in 2017 that was eligible to be earned for 2019 performance was (a) with respect to the March 1, 2017 award, $312,804 at “target” performance for 2019 (with the full grant date fair value of such award, assuming “maximum” performance, equal to $625,608), and (b) with respect to the June 1, 2017 award, $2,416,960 at “target” performance for 2019 (with the full grant date fair value of such award, assuming “maximum” performance, equal to $4,833,920). Because the portion of the performance-based RSUs eligible to be earned for 2019 were deemed probable of achievement at “target” levels for purposes of establishing the grant date fair value of such awards under ASC 718, the grant date fair value of such awards at “target” performance is included in the column above.

For 2019, the grant date fair value for the portion of the performance-based RSUs granted to Mr. Dharan in 2017 that was eligible to be earned for 2019 performance was $235,715 at “target” performance for 2019 (with the full grant date fair value of such award, assuming “maximum” performance, equal to $471,430). Because the portion of the performance-based RSUs eligible to be earned for 2019 were deemed probable of achievement at “target” levels for purposes of establishing the grant date fair value of such awards under ASC 718, the grant date fair value of such awards at “target” performance is included in the column above.

In March 2019, Messrs. Andersen, Davis, Dharan and Skaaden were granted 63,550, 39,720, 39,720 and 39,720 time-based RSUs, respectively. For the methodology of how the grant date fair value is calculated for the stock awards, please see Note 13 of the Notes to Consolidated Financial Statements included in this Form 10-K.

(3) Includes compensation under the MBO Plan.

(4) For each of the NEOs, includes Company 401(k) contributions and life insurance premiums paid by the Company on behalf of the NEOs.

Grants of Plan-Based Awards

The table below sets forth information concerning grants of plan-based awards in 2019 to our NEOs.

									All	All		Grant
									Other	Other		Date
						Estimated Future Payouts Under- Equity Incentive Plan Awards (2)			Stock	Option		Fair
									Awards:	Awards:	Exercise	Value
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)						Number	Number of	or Base	of Stock
									of Shares	Securities	Price	and
									of Stock	Underlying	of Option	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#)	($)	($) (4)
Jon Kirchner	03/01/2019	01/30/2019	—	600,000	1,200,000	—	—	—	—	—	—	—
	03/01/2017	01/25/2017	—	—	—	—	8,750	17,500	—	—	—	312,804
	06/01/2017	04/28/2017	—	—	—	—	77,718	155,436	—	—	—	2,416,960
Robert Andersen	03/01/2019	01/30/2019	—	285,012	570,024	—	—	—	63,550	—	—	1,444,428
Paul Davis	03/01/2019	01/30/2019	—	200,204	400,409	—	—	—	39,720	—	—	902,796
Murali Dharan	03/01/2019	01/30/2019	—	400,000	800,000	—	—	—	39,720	—	—	902,796
	10/16/2017	010/3/2017	—	—	—	—	10,500	21,000	—	—	—	235,715
Geir Skaaden	03/01/2019	01/30/2019	—	285,012	570,024	—	—	—	39,720	—	—	902,796

(1) These awards were granted under the Company’s MBO Plan. See further details in the “2019 Annual Cash Incentive Bonuses” section of the Compensation Discussion and Analysis section above.

(2) Represents the portion of the performance-based RSUs granted to Messrs. Kirchner and Dharan in 2017 that was eligible to be earned based on 2019 performance. The goals and objectives set by the Compensation Committee for the release of these RSUs are described in the “Equity Incentive Awards” section of the Compensation Discussion and Analysis section above. The performance-based RSUs are subject to acceleration of vesting pursuant to agreements entered into with the NEOs as described in the “Employment Contracts, Termination of Employment Arrangements and Change in Control Arrangements” section of the Compensation Discussion and Analysis section above. With respect to the performance-based RSUs granted to Mr. Kirchner in 2017, amounts shown at “target” represent one-fourth of the total “target” number of performance-based RSUs granted on March 1, 2017 and June 1, 2017, representing that portion of the total award that was eligible to be earned based on 2019 performance at “target” levels. With respect to stock awards granted to Mr. Kirchner during 2017 the vesting of which is performance-based, the vesting is tied to a series of four one-year performance measurement periods and may be earned over four years, with 25% of the total “target” award eligible to be earned each year (commencing with 2017) at the “target” level based on the Company’s performance for such year, with up to 200% of the “target” award for each year eligible to be earned at the “maximum” performance level. The performance objectives for each year are to be determined by mutual agreement of Mr. Kirchner and the Compensation Committee. The maximum amounts shown reflect one-fourth of the maximum number of performance-based RSUs (200% of the “target” performance-based RSUs granted) that can be earned presuming maximum performance under the 2019 performance goals. With respect to the performance-based RSUs granted to Mr. Dharan on October 16, 2017, amounts shown at “target” represent one-fourth of the total “target” number of performance-based RSUs granted, representing that portion of the total award that was eligible to be earned based on 2019 performance at “target” levels. The vesting is tied to a series of four one-year performance measurement periods and may be earned over four years, with 25% of the total “target” award eligible to be earned each year (commencing with 2018) at the “target” level based on the Company’s performance for such year, with up to 200% of the “target” award for each year eligible to be earned at the “maximum” performance level. The performance objectives for each year are to be determined by mutual agreement of Mr. Dharan and the Compensation Committee. The maximum amounts shown reflect one-fourth of the maximum number of performance-based RSUs (200% of the “target” performance-based RSUs granted) that can be earned presuming maximum performance under the 2019 performance goals.

(3) The time-based RSU awards vest as follows: 25% of the shares subject to the equity awards will vest annually following the grant date of the award, to the extent the executive is employed with or retained as a consultant by the Company on the vesting dates. The RSU awards are subject to acceleration of vesting pursuant to agreements entered into with the NEOs as described and referenced under “Employment, Severance and Change in Control Arrangements".

(4) The amounts reflected in this column represent the grant date fair value for the stock awards reflected in the table above, measured in accordance with ASC 718, excluding the effect of estimated forfeitures, and do not reflect whether the recipient has actually realized a financial benefit from these awards. For the methodology of how the grant date fair value is calculated for the stock and option awards, please see Note 13 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information concerning the number and value of unexercised stock options and unvested stock awards held by the NEOs at December 31, 2019:

		Option Awards (1)				Stock Awards (2)
											Equity
									Equity		Incentive
									Incentive		Plan Awards:
									Plan Awards:		Market or
									Number of		Payout Value
		Number of	Number of			Number of		Market Value	Unearned		of Unearned
		Securities	Securities			Shares or		of Shares or	Shares or		Shares,
		Underlying	Underlying			Units of		Units of	Units or		Units or
		Unexercised	Unexercised			Stock That		Stock That	Other Rights		Other Rights
		Options	Options	Option	Option	Have Not		Have Not	That Have		That Have
		Exercisable	Unexercisable	Exercise	Expiration	Vested (#)		Vested ($)	Not Vested		Not Vested
Name	Grant Date	(#)	(#)	Price ($)	Date	(2)		(3)	(#)		($) (3)
Jon	2/16/2011	57,773	—	$43.77	2/16/2021	—		—	—		—
Kirchner(5)	2/14/2013	39,716	—	$19.34	2/14/2023	—		—	—		—
	3/13/2014	31,518	—	$19.24	3/13/2024	—		—	—		—
	2/11/2016	—	—	—	—	13,238		244,903	—		—
	3/1/2017	—	—	—	—	7,500		138,750	—		—
	3/1/2017	—	—	—	—	5,128	(4)	94,868	8,750	(4)	161,875
	6/1/2017	—	—	—	—	66,615		1,232,378	—		—
	6/1/2017	—	—	—	—	45,543	(4)	842,546	77,718	(4)	1,437,783
Robert	1/2/2014	39,000	—	$19.73	1/1/2024	—		—	—		—
Andersen	3/1/2016	—	—	—	—	3,500		64,750	—		—
	3/1/2017	—	—	—	—	15,000		277,500	—		—
	4/27/2018	—	—	—	—	30,000		555,000	—		—
	3/1/2019	—	—	—	—	63,550		1,175,675	—		—
Paul	10/14/2013	13,800	—	$20.43	10/13/2023	—		—	—		—
Davis	3/1/2016	—	—	—	—	4,500		83,250	—		—
	3/1/2017	—	—	—	—	10,000		185,000	—		—
	4/27/2018	—	—	—	—	22,500		416,250	—		—
	3/1/2019	—	—	—	—	39,720		734,820	—		—
Murali	10/16/2017	35,000	35,000	$22.45	10/15/2027	9,000		166,500	—		—
Dharan	10/16/2017	—	—	—	—	9,975	(4)	184,538	21,000	(4)	388,500
	10/16/2017	—	—	—	—	—		—	60,000	(6)	1,110,000
	3/1/2019	—	—	—	—	39,720		734,820	—		—
Geir	2/16/2011	4,850	—	$43.77	2/16/2021	—		—	—		—
Skaaden(5)	2/13/2013	3,142	—	$18.65	2/13/2023	—		—	—		—
	3/13/2014	8,917	—	$19.24	3/13/2024	—		—	—		—
	2/11/2016	—	—	—	—	3,482		64,417	—		—
	3/1/2017	—	—	—	—	10,000		185,000	—		—
	4/27/2018	—	—	—	—	30,000		555,000	—		—
	3/1/2019	—	—	—	—	39,720		734,820	—		—

(1) Stock option awards have a ten-year term from the grant date and vest as follows: 1/4th of the shares subject to the equity awards will vest annually following the grant date, to the extent the NEO is employed with or retained as a consultant by the Company on the vesting dates. All stock option awards are subject to acceleration of vesting pursuant to agreements entered into with the respective executive officers as described and referenced under “Employment Contracts, Termination of Employment Arrangements and Change in Control Arrangements” below.

(2) The RSU awards vest as follows: 25% of the shares subject to the equity awards will vest annually following the grant date, to the extent the executive is employed with or retained as a consultant by the Company on the vesting dates. For RSU awards granted on April 27, 2018, 25% of the shares vest on the first anniversary of the grant date, then on each of March 1, 2020-2022 thereafter. All time-based restricted stock are subject to acceleration of vesting pursuant to agreements entered into with the respective executive officers as described and referenced under “Employment, Severance and Change in Control Arrangements” below.

(3) This value is based on the December 31, 2019 closing price of our common stock of $18.50 as reported by the Nasdaq Global Select Market.

(4) Represents performance-based RSUs granted to the NEOs. The goals and objectives set by the Compensation Committee for the release of these RSUs are described in the “Equity Incentive Awards” section of the Compensation Discussion and Analysis section above. The performance-based RSUs are subject to acceleration of vesting pursuant to agreements entered into with the NEOs as described in the “Employment Contracts, Termination of Employment Arrangements and Change in Control Arrangements” section of the Compensation Discussion and Analysis section above. With respect to the performance-based RSUs granted to Mr. Kirchner in 2017, amounts shown represent the total number of performance- based RSUs granted on March 1, 2017 and June 1, 2017 to Mr. Kirchner that were unvested as of December 31, 2019 and which will be eligible to be earned over the remainder of the four-year performance cycle, of which one-half of such remaining awards were eligible to be earned based on 2019 performance. With respect to these performance-based RSUs, the vesting is tied to a series of four one-year performance measurement periods and may be earned over four years, with 25% of the total “target” award eligible to be earned each year (commencing with 2017) at the “target” level based on the Company’s performance for such year, with up to 200% of the “target” award for each year eligible to be earned at the “maximum” performance level. The performance objectives for each year are determined by mutual agreement of Mr. Kirchner and the Compensation Committee. The performance-based RSUs that remain eligible to vest based on 2020 performance are reflected at “target” levels in the table above and show what would be earned by Mr. Kirchner if “target” performance levels are achieved for 2020, the final remaining year in the four-year performance cycle under the award. In January 2020, the Compensation Committee determined that the 2019 performance objectives were achieved at 58.6%. As a result, 50,671 of Mr. Kirchner’s RSUs will vest in March 2020 (5,128 RSUs from the March 1, 2017 RSU award and 45,543 RSUs from the June 1, 2017 RSU award). The portion of these awards that will vest based on 2019 performance is reflected in the table above based on actual performance and are shown in the “Number of Shares or Units of Stock That Have Not Vested” column since, as of December 31, 2019, the performance conditions had been satisfied and only Mr. Kirchner’s continued employment through the vesting date was required.

With respect to the performance-based RSUs granted to Mr. Dharan in 2017, amounts shown represent the total number of performance-based RSUs granted on October 16, 2017 which will be eligible to be earned over the four-year performance cycle commencing on January 1, 2018. With respect to these performance-based RSUs, the vesting is tied to a series of four one-year performance measurement periods and may be earned over four years, with 25% of the total “target” award eligible to be earned each year (commencing with 2018) at the “target” level based on the Company’s performance for such year, with up to 200% of the “target” award for each year eligible to be earned at the “maximum” performance level. The performance objectives for each year are determined by mutual agreement of Mr. Dharan and the Compensation Committee. The performance-based RSUs that remain eligible to vest based on 2020 and 2021 performance are reflected at “target” levels in the column above and show what would be earned by Mr. Dharan if “target” performance levels are achieved for each of the these remaining years in the four-year performance cycle under the award. In January 2020, the Compensation Committee determined that the 2019 performance objectives were achieved at 95%. As a result, 9,975 of Mr. Dharan’s RSUs will vest in March 2020.  The portion of this award that will vest based on 2019 performance is reflected in the table above based on actual performance and is shown in the “Number of Shares or Units of Stock That Have Not Vested” column since, as of December 31, 2019, the performance conditions had been satisfied and only Mr. Dharan’s continued employment through the vesting date was required.

(5) Equity awards listed for Messrs. Kirchner and Skaaden for periods prior to December 1, 2016 are in connection with our assumption and conversion of certain of their equity awards in connection with our acquisition of DTS on December 1, 2016.

(6) Reflects the number of RSUs that may vest pursuant to such award. These performance-based RSUs are eligible to vest based on achievement of deal performance goals over a three year performance period. The deal performance goals are the closing of two revenue opportunities with 50% of the RSUs eligible for vesting upon achieving each of two deals. The performance-based RSUs are subject to acceleration of vesting pursuant to agreements entered into with Mr. Dharan as described in the “Employment Contracts, Termination of Employment and Change in Control Arrangements” section of the Compensation Discussion and Analysis section above.

Option Exercises and Stock Vested

The table below sets forth information concerning the number of shares acquired on exercise of option awards and vesting of stock awards in 2019 and the value realized upon vesting by such officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jon Kirchner	—	—	153,090	3,428,285
Robert Andersen	—	—	24,500	578,806
Paul Davis	—	—	20,500	482,680
Murali Dharan	—	—	15,000	330,120
Geir Skaaden	—	—	21,100	500,804

(1) Amounts realized from the vesting of stock awards are calculated by multiplying the number of shares that vested by the fair market value of a share of our common stock on the vesting date.

Pension Benefits

We do not offer any plans that provide for specified retirement payments and benefits other than a tax-qualified 401(k) plan generally available to all employees.

Nonqualified Deferred Compensation

We do not offer nonqualified deferred compensation.

Potential Payments Upon Change In Control Termination

The following table summarizes potential change in control and severance payments benefits to be received by each NEO in the event of (1) a termination of employment as a result of the NEO’s resignation for good reason or termination of employment by us other than for cause, and (2) such a termination within 60 days prior or 18 months following a change in control of the Company. The table assumes that the termination and change in control, if applicable, occurred on December 31, 2019. For purposes of estimating the value of amounts of equity compensation to be received in the event of a termination of employment or change in control, we have assumed a price per share of our common stock of $18.50, which represents the closing market price of our common stock as reported by the Nasdaq Global Select Market on December 31, 2019, the last trading day of 2019. The following table reflects the payments and benefits that would have arisen under the Employment Agreement and the severance and change in control severance agreements in effect with the NEOs on December 31, 2019.

				Payment in
				the Case of
				a Resignation for
				Good Reason or
				a Termination
		Payment in the		Other Than
		Case of a		for Cause, if
		Resignation		Within 60
		for Good		Days Prior or
		Reason or		18 Months
		a Termination		Following a
		Other Than for		Change in
Name	Benefit Type	Cause ($)		Control ($)
Jon Kirchner	Cash Payments	2,400,000	(1)	2,400,000	(1)
	Value of Stock Award Acceleration	2,530,125	(2)	4,815,347	(3)
	Value of Health Benefits	75,009	(4)	75,009	(4)
Robert Andersen	Cash Payments	665,028	(5)	665,028	(5)
	Value of Stock Award Acceleration	—		2,072,925	(3)
	Value of Health Benefits	24,569	(6)	24,569	(6)
Paul Davis	Cash Payments	564,212	(5)	564,212	(5)
	Value of Stock Award Acceleration	—		1,419,320	(3)
	Value of Health Benefits	28,888	(6)	28,888	(6)
Murali Dharan	Cash Payments	800,000	(5)	800,000	(5)
	Value of Stock Award Acceleration	—		2,594,070	(3)
	Value of Health Benefits	36,830	(6)	36,830	(6)
Geir Skaaden	Cash Payments	665,028	(5)	665,028	(5)
	Value of Stock Award Acceleration	—		1,539,237	(3)
	Value of Health Benefits	36,830	(6)	36,830	(6)

(1) Cash payment is payable in a lump sum amount equal to 200% multiplied by the sum of (A) executive’s base salary at the time of termination, plus (B) Executive’s target annual bonus for the calendar year provided that in the event termination occurs more than 60 days prior to the Change in Control or more than 18 months following a Change in Control, such bonus shall be prorated for the portion of the calendar year that has elapsed prior to the date of termination. Because the termination is deemed to occur on December 31, 2019, the full target bonus is reflected in the table and no proration has been applied.

(2) Represents the value of those stock awards that would vest over the 12-month period following December 31, 2019 and stock awards with performance-based vesting scheduled to be measured with respect to the fiscal year ending December 31, 2019 being deemed satisfied at target based on the difference between the exercise or purchase price, if any, and $18.50, which was the closing price of our common stock as reported by the Nasdaq Global Select Market on December 31, 2019.

(3) Represents the value of all stock awards and all stock awards with performance-based vesting being deemed satisfied at target that would vest upon such termination based on the difference between the exercise or purchase price, if any, and $18.50, which was the closing price of our common stock as reported by the Nasdaq Global Select Market on December 31, 2019. For purposes of the table above, the value of the performance-based equity awards is presumed to be at target and not at maximum.

(4) Represents the estimated cost of 24 months of continued health coverage.

(5) Cash payment is payable in a lump sum equal to 100% of the sum of (A) executive’s base salary plus (B) the executive’s target annual bonus for the calendar year provided that in the event termination occurs more than 60 days prior to the Change in Control or more than 18 months following a Change in Control, such bonus shall be prorated for the portion of the calendar year that has elapsed prior to the date of  termination. Because the termination is deemed to occur on December 31, 2019, the full target bonus is reflected in the table and no proration has been applied.

(6) Represents the estimated cost of 12 months of continued health coverage.

CEO Pay Ratio Disclosure

Rules adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act (as subsequently defined by the SEC under Item 402(c)(2)(x) of Regulation S-K) require us to disclose the ratio of our CEO’s annual total compensation to the annual total compensation of the “median compensated” employee of all our employees  other than our CEO. This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll records and the methodology described below. Because SEC rules for identifying the median of the annual total compensation of all employees allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

As permitted under SEC rules, we are using the same median employee identified for purposes of our fiscal 2018 CEO pay ratio, as we believe there have been no changes to our employee population and compensation or the median employee's circumstances that would significantly impact our pay ratio disclosure.

To identify our median employee from our employee population in 2018, we compared the base pay and annual incentive awards of our employees as reflected in our records for 2018. This compensation measure was consistently applied to all our employees included in the calculation. For simplicity, we calculated annual base pay using a reasonable estimate of the hours worked during 2018 for hourly employees and actual salary paid for our remaining employees. We also annualized the compensation of any permanent employees who were hired during 2018 and were working for us on December 1, 2018. Base pay and annual incentive amounts for our employees outside the U.S. were converted to U.S. dollars using the average currency exchange rates for the year in each country. We determined that, as of December 1, 2018 our employee population consisted of approximately 700 individuals, with 393 employees in the United States and 319 employees outside the United States. In determining our employee population, we excluded our employees in Australia (3 employees), France (2 employees), Germany (4 employees), Japan (11 employees), Mexico (2 employees), and Singapore (8 employees) (a total of 30 individuals) pursuant to the de minimis exemption provided under SEC rules.

The fiscal 2019 annual total compensation for the median employee was calculated at $141,716, and the annual total compensation of our CEO, Jon Kirchner, was $3,675,715. Therefore, the ratio of annual total compensation of our Chief Executive Officer to our median employee for fiscal 2019 was 26 to 1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each current director and each nominee to become a director, (ii) each named executive officer, (iii) all current directors, nominees and current executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of our common stock as of February 7, 2020.

The number of shares of common stock outstanding used in calculating the percentage for each listed person or entity includes common stock underlying options held by the person or entity that are exercisable within 60 days of February 7, 2020, and common stock underlying RSUs held by the person or entity that will vest within 60 days of February 7, 2020, but excludes common stock underlying options and RSUs held by any other person or entity. Percentage of beneficial ownership is based on 49,861,846 shares of common stock outstanding as of February 7, 2020.

Name of Beneficial Owner	Number of Shares	Percentage Ownership
Five Percent Stockholders
BlackRock, Inc. (1)	7,487,487	15.0%
Entities affiliated with Vanguard Group, Inc. (2)	5,693,549	11.4%
Ameriprise Financial, Inc. (3)	4,042,990	8.1%
Dimensional Fund Advisors LP (4)	2,509,867	5.0%
Directors and Executive Officers
Jon Kirchner (5)	511,848	1.0%
Robert Andersen (6)	120,329	*
Geir Skaaden (7)	73,751	*
Murali Dharan (8)	68,651	*
Paul Davis (9)	67,914	*
Richard S. Hill	67,610	*
Christopher Seams	39,758	*
George A. Riedel	31,283	*
David Habiger	14,060	*
Sue Molina	8,314	*
Darcy Antonellis	3,315	*
All directors and executive officers as a group (11 persons) (10)	1,006,833	2.0%

* Represents beneficial ownership of less than 1% of the outstanding shares of our Common Stock.

(1) The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. Black Rock, Inc. has sole voting power as to 7,375,813 shares and sole dispositive power as to 7,487,487 shares. The information in this table and footnote is based on solely on information contained in Schedule 13G filed with the SEC on February 4, 2020 by Black Rock, Inc.

(2) The address for Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA, 19355. Vanguard Group, Inc. has sole voting power as to 59,977 shares, shared voting power as to 14,214 shares, sole dispositive power as to 5,626,332 shares and shared dispositive power as to 67,217 shares. The information in this table and footnote is based on solely on information contained in Schedule 13G filed with the SEC on February 12, 2020 by Vanguard Group, Inc.

(3) The address for Ameriprise Financial, Inc. is 145 Ameriprise Financial Center, Minneapolis, MN 55474. Ameriprise Financial, Inc. has shared voting power as to 3,872,172 shares and shared dispositive power as to 4,042,990 shares. The information in this table and footnote is based solely on information contained in Schedule 13G filed with the SEC on February 14, 2020 by Ameriprise Financial, Inc.

(4) The address for Dimensional Fund Advisors LP is 6300 Bee Cave Road, Austin, TX 78746. Dimensional Fund Advisors LP has sole voting power as to 2,395,893 shares and sole dispositive power as to 2,509,867 shares. The information in this table and footnote is based on solely on information contained in Schedule 13G filed with the SEC on February 12, 2020 by Dimensional Fund Advisors LP.

(5) Includes 129,007 shares issuable upon exercise of outstanding options held by Mr. Kirchner, exercisable within 60 days of February 7, 2020 and 67,559 shares subject to RSUs/PSUs that will vest and settle within 60 days of February 7, 2020.

(6) Includes 39,000 shares issuable upon exercise of outstanding options held by Mr. Andersen, exercisable within 60 days of February 7, 2020 and 36,888 shares subject to RSUs that will vest and settle within 60 days of February 7, 2020.

(7) Includes 16,909 shares issuable upon exercise of outstanding options held by Mr. Skaaden, exercisable within 60 days of February 7, 2020 and 28,412 shares subject to RSUs that will vest and settle within 60 days of February 7, 2020.

(8) Includes 35,000 shares issuable upon exercise of outstanding options held by Mr. Dharan, exercisable within 60 days of February 7, 2020 and 19,905 shares subject to RSUs/PSUs that will vest and settle within 60 days of February 7, 2020.

(9) Includes 13,800 shares issuable upon exercise of outstanding options held by Mr. Davis, exercisable within 60 days of February 7, 2020 and 26,930 shares subject to RSUs that will vest and settle within 60 days of February 7, 2020.

(10) Includes 233,716 shares issuable upon exercise of outstanding options held by current officers and directors as a group, exercisable within 60 days of February 7, 2020 and 179,694 shares subject to RSUs/PSUs that will vest and settle within 60 days of February 7, 2020.

Equity Compensation Plan Information

We have three equity compensation plans that have been approved by our stockholders: the Seventh Amended and Restated 2003 Equity Incentive Plan, the Amended and Restated 2003 Employee Stock Purchase Plan (the “ESPP”) and the Second Amended and Restated International Employee Stock Purchase Plan (the “IESPP”). The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under all of our equity compensation plans, at December 31, 2019:

Number of
Securities
Remaining
Available
for Future
	Number of				Issuance
	Securities to		Weighted-Average		under
	be Issued		Exercise		Equity
	upon		Price of		Compensation Plans
	Exercise of		Outstanding		(Excluding
	Outstanding		Options,		Securities
	Options,		Warrants		Reflected in
	Warrants and		and Rights		Column (a))
Plan Category	Rights (a)		(b)		(c)
Equity compensation plans approved by security holders	2,953,098	(1)	$23.70	(2)	3,184,706	(3)
Equity compensation plans not approved by security holders	0		0		0
Totals	2,953,098				3,184,706

(1) The number under column (a) includes 303,971 shares issuable upon the exercise of outstanding options with a weighted average exercise price of $23.70 and 2,649,127 shares issuable upon the vesting of outstanding restricted stock unit awards and performance-based restricted stock unit awards at “target” levels under our Seventh Amended and Restated 2003 Equity Incentive Plan. This number does not include awards assumed by us in connection with our acquisition of DTS on December 1, 2016. In connection with our acquisition of DTS, each then outstanding, out-of-the-money, vested or unvested option and each then outstanding, in-the-money, unvested option to purchase shares of DTS common stock was assumed by the Company and converted into an option to purchase shares of the Company’s common stock pursuant to the exchange ratio set forth in the merger agreement, and each then outstanding unvested DTS restricted stock unit award was assumed by the Company and converted into a restricted stock unit award of the Company pursuant to the exchange ratio set forth in the merger agreement, in each case with substantially the same terms and conditions as applied to such DTS equity award immediately prior to the effective time of the acquisition. As a result, we assumed awards under the DTS, Inc. 2014 New Employee Incentive Plan, the SRS Labs, Inc. 2006 Stock Incentive Plan, DTS, Inc. 2008 DLL Share Option Plan, DTS, Inc. 2003 Equity Incentive Plan and the DTS, Inc. 2012 Equity Incentive Plan. While the plans will continue to govern the existing awards granted thereunder, they were terminated in connection with the acquisition as to any future awards. As of December 31, 2019, (i) options for 5,157 shares of our common stock were outstanding under the DTS, Inc. 2014 New Employee Incentive Plan with a weighted-average exercise price of $31.63 and 7,220 shares underlying awards of restricted stock units were outstanding under the DTS, Inc. 2014 New Employee Incentive Plan; (ii) options for 37,539 shares of our common stock were outstanding under the SRS Labs, Inc. 2006 Stock Incentive Plan with a weighted- average exercise price of $21.67 and 8,241 shares underlying awards of restricted stock units were outstanding under the SRS Labs, Inc. 2006 Stock Incentive Plan; (iii) options for 121,201 shares of our common stock were outstanding under the DTS, Inc. 2003 Equity Incentive Plan with a weighted-average exercise price of $43.63; (iv) options for 137,427 shares of our common stock were outstanding under the DTS, Inc. 2012 Equity Incentive Plan with a weighted-average exercise price of $19.51 and 55,905 shares underlying awards of restricted stock units were outstanding under the DTS, Inc. 2012 Equity Incentive Plan.

(2) Represents the weighted-average exercise price of outstanding options under our Seventh Amended and Restated 2003 Equity Incentive Plan.

(3) Includes 2,132,967 shares remaining available for future issuance under the Seventh Amended and Restated 2003 Equity Incentive Plan, 749,417 shares remaining available for future issuance under the ESPP, of which 749,417 shares were eligible to be purchased during the offering periods in effect on December 31, 2019, and 302,322 shares remaining available for future issuance under the Existing IESPP, of which 302,322 shares were eligible to be purchased during the offering periods in effect on December 31, 2019, each as of December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2019, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer or holder of more than 5% of our capital stock or any member of their immediate families had or will have a direct or indirect material interest other than the compensatory transactions described above and the agreements and transactions described below.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. As permitted by the Delaware General Corporation Law, we have adopted provisions in our restated certificate of incorporation that limit or eliminate the personal liability of our directors to us for monetary damages for a breach of their fiduciary duty as a director, except for liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;
•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or
•	any transaction from which the director derived an improper personal benefit.

Pursuant to our restated certificate of incorporation and bylaws, we are obligated, to the maximum extent permitted by Delaware law, to indemnify each of our directors and officers against expenses (including attorneys’ fees), judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was an agent of the corporation. A “director” or “officer” includes any person who is or was a director or officer of us, is or was serving at our request as a director or officer of another enterprise or was a director or officer of a corporation which was a predecessor corporation of us or of another enterprise at the request of the predecessor corporation. Pursuant to our restated certificate of incorporation and bylaws, we also have the power to indemnify our employees to the extent permitted under Delaware law. Our restated certificate of incorporation and bylaws provide that our Board of Directors may authorize the advancement of expenses for the defense of any action for which indemnification is required or permitted. Our restated certificate of incorporation and bylaws permit us to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of us or, at our request, served in such a capacity for another enterprise.

We have entered into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. The indemnification agreements require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors; and
•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation or proceeding that may result in claims for indemnification.

Procedures For Approval Of Related Person Transactions

As provided by the Company’s written Audit Committee Charter, the Audit Committee must review all related party transactions on an ongoing basis, and approve any related party transaction. The Company’s written Code of Business Conduct and Ethics Policy requires that all directors, officers and employees make appropriate disclosure of any situation that could give rise to a conflict of interest to the Company’s General Counsel.

Compensation Committee Interlocks And Insider Participation

During the year ended December 31, 2019, Messrs. Seams, Habiger and Ms. Antonellis served as members of the Compensation Committee. Ms. Antonellis was appointed to the Compensation Committee in May 2019.  None of such Compensation Committee members has ever been an officer or employee of the Company or any of its subsidiaries during their appointment on the Compensation Committee. In addition, during the year ended December 31, 2019, none of our executive officers served as a member of the Board of Directors or Compensation Committee of an entity that has one or more executive officers serving as members of our Board of Directors or our Compensation Committee.

Item 14. Principal Accountant Fees and Services

Fees For Professional Audit Services

The following is a summary of fees billed by the Company’s independent registered public accountants, PricewaterhouseCoopers LLP, for the years ended December 31, 2019 and 2018:

	Fiscal Year 2019	Fiscal Year 2018
Audit Fees(1)	$1,925,000	$1,956,000
Audit-Related Fees(2)	—	14,000
Tax Fees(3)	—	—
All Other Fees(4)	222,000	157,000
Total Fees	$2,147,000	$2,127,000
(1)	Represents the aggregate fees billed for the audit of the Company’s financial statements, review of the financial statements included in the Company’s quarterly reports and services in connection with the statutory and regulatory filings or engagements for those years.
(2)

Represents the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “audit fees.”

(3)	Represents the aggregate fees billed for tax compliance, advice and planning.
(4)	Represents the aggregate fees billed for all products and services provided that are not included under “audit fees,” “audit-related fees” or “tax fees.”

Audit Committee Pre-Approval Policies

Before an independent registered public accountant is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee shall pre-approve the engagement. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent registered public accountants, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent registered public accountants. Audit Committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC. All non-audit services provided by PricewaterhouseCoopers LLP during years 2019 and 2018 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

Page Number

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Cash Flows	F-3
Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Comprehensive loss	F-6

Consolidated Statements of Equity	F-7

Notes to Consolidated Financial Statements	F-8

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Xperi Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Xperi Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Per-Unit Royalty Revenue - A Component of Royalty and License Fees Revenue

As described in Note 4 to the consolidated financial statements, for certain licensees, royalty revenues are generated based on a licensee’s production or shipment of licensed products incorporating the Company’s intellectual property, technologies or software. Licensees with a per-unit arrangement pay a per-unit royalty for each product manufactured or sold, as set forth in its license agreement. Revenue from per-unit royalty is a component of royalty and license fees revenue which was $280.1 million for the year ended December 31, 2019. Management estimates the royalties earned each quarter based on its forecast of manufacturing and sales activity incurred by licensees in that quarter. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires management to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate quantities shipped by customers.

The principal considerations for our determination that performing procedures relating to revenue recognition – per-unit royalty revenue – a component of royalty and license fees revenue is a critical audit matter are there was significant judgment made by management to determine the estimate of licensees’ royalties earned each quarter.  This in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to estimated licensees’ quarterly royalties, including the significant assumptions and judgments related to forecasted trends and growth rates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the per-unit royalty revenue recognition process, including controls over estimating licensees’ quarterly royalties.  These procedures also included, among others, for estimated licensees’ quarterly royalties where the royalty reports were not yet received, testing management’s process for estimating royalties earned, including evaluating the appropriateness of the method testing the completeness, accuracy, and relevance of underlying data used in the estimate and evaluating the reasonableness of significant assumptions used by management, including forecasted trends and growth rates used to estimate quantities shipped by customers.  Evaluating the reasonableness of the forecasted trends and growth rates assumptions involved considering i) the accuracy of historical forecasting, ii) historical sales trends, and iii) market conditions and industry trends.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 18, 2020

We have served as the Company’s auditor since 1999.

XPERI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(64,033)	$(1,763)	$(56,558)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	6,721	6,676	7,201
Amortization of intangible assets	99,946	108,450	111,930
Stock-based compensation expense	31,554	31,011	33,462
Deferred income tax	(38,611)	(15,578)	(18,294)
Other	2,654	5,322	3,786
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	6,191	(14,381)	(3,551)
Unbilled contracts receivable, net	130,359	25,503	48,168
Other assets	3,675	(950)	3,458
Accounts payable	1,886	(1,469)	(3,298)
Accrued and other liabilities	(8,679)	(8,915)	19,170
Deferred revenue	(2,410)	1,227	1,791
Net cash from operating activities	169,253	135,133	147,265
Cash flows from investing activities:
Purchases of property and equipment	(8,813)	(3,338)	(3,323)
Proceeds from sale of property and equipment	55	—	235
Purchases of short-term investments	(40,008)	(20,095)	(33,102)
Proceeds from sales of short-term investments	6,833	8,540	1,035
Proceeds from maturities of short-term investments	27,290	30,925	16,487
Acquisition of business, net of cash acquired	—	(500)	—
Purchases of intangible assets	(4,500)	(4,100)	(176)
Net cash from investing activities	(19,143)	11,432	(18,844)
Cash flows from financing activities:
Repayment of debt	(150,000)	(100,000)	(6,000)
Contingent consideration payments after acquisition	(1,200)	(419)	—
Dividend paid	(39,502)	(39,187)	(39,509)
Proceeds from exercise of stock options	695	8,008	4,873
Proceeds from employee stock purchase program	5,329	5,196	4,132
Repurchases of common stock	(4,506)	(44,798)	(19,283)
Net cash from financing activities	(189,184)	(171,200)	(55,787)
Net increase (decrease) in cash and cash equivalents	(39,074)	(24,635)	72,634
Cash and cash equivalents at beginning of period	113,625	138,260	65,626
Cash and cash equivalents at end of period	$74,551	$113,625	$138,260

Supplemental disclosure of cash flow information:
Interest paid	$20,891	$23,134	$28,068
Income taxes paid, net of refunds	$15,001	$23,679	$15,678

The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$74,551	$113,625
Short-term investments	46,926	40,739
Accounts receivable, net of allowance for doubtful accounts of $566 and $779 respectively	24,177	30,294
Unbilled contracts receivable	121,826	195,436
Other current assets	13,735	17,434
Total current assets	281,215	397,528
Long-term unbilled contracts receivable	26,672	86,280
Property and equipment, net	32,877	31,037
Operating lease right-of-use assets	17,786	—
Intangible assets, net	232,275	327,720
Long-term deferred tax assets	3,660	3,677
Goodwill	385,784	385,784
Other assets	67,676	3,081
Total assets	$1,047,945	$1,235,107
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,650	$2,764
Accrued legal fees	1,316	2,920
Accrued liabilities	41,433	45,336
Current portion of long-term debt	—	—
Deferred revenue	720	3,130
Total current liabilities	48,119	54,150
Long-term deferred tax liabilities	29,735	64,994
Long-term debt, net	334,679	482,193
Noncurrent operating lease liabilities	13,414	—
Other long-term liabilities	76,898	15,623
Total liabilities	502,845	616,960
Commitments and contingencies (Note 15)
Xperi stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 63,622 and 62,212 shares issued, respectively, and 49,620 and 48,408 shares outstanding, respectively	64	62
Additional paid-in capital	768,284	730,695
Treasury stock at cost; 14,002 and 13,804 shares of common stock at each period end, respectively	(368,701)	(364,195)
Accumulated other comprehensive loss	(53)	(328)
Retained earnings	148,317	253,208
Total Xperi stockholders’ equity	547,911	619,442
Noncontrolling interest	(2,811)	(1,295)
Total equity	545,100	618,147
Total liabilities and equity	$1,047,945	$1,235,107

The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue:
Royalty and license fees	$280,067	$406,133	$373,732
Total revenue	280,067	406,133	373,732
Operating expenses:
Cost of revenue	8,460	13,291	6,308
Research, development and other related costs	112,345	106,406	105,849
Selling, general and administrative	122,897	127,907	144,649
Amortization expense	99,946	108,450	111,930
Litigation expense	5,127	26,099	36,496
Total operating expenses	348,775	382,153	405,232
Operating income (loss)	(68,708)	23,980	(31,500)
Interest expense	(23,377)	(25,665)	(28,292)
Other income and expense, net	9,028	8,595	1,449
Income (loss) before taxes	(83,057)	6,910	(58,343)
Provision for (benefit from) income taxes	(19,024)	8,673	(1,785)
Net loss	$(64,033)	$(1,763)	$(56,558)
Less: Net loss attributable to noncontrolling interest	(1,503)	(1,474)	—
Net loss attributable to Xperi	$(62,530)	$(289)	$(56,558)
Loss per share attributable to Xperi:
Basic	$(1.27)	$(0.01)	$(1.15)
Diluted	$(1.27)	$(0.01)	$(1.15)

Weighted average number of shares used in per share calculations-basic	49,120	48,823	49,251
Weighted average number of shares used in per share calculations-diluted	49,120	48,823	49,251

The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(64,033)	$(1,763)	$(56,558)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax	275	(25)	(155)
Other comprehensive income (loss)	275	(25)	(155)
Comprehensive loss	(63,758)	(1,788)	(56,713)
Less: Comprehensive loss attributable to noncontrolling interest	(1,503)	(1,474)	—
Comprehensive loss attributable to Xperi	$(62,255)	$(314)	$(56,713)

The accompanying notes are an integral part of these consolidated financial statements.

XPERI CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Total Xperi Stockholders' Equity
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at December 31, 2016	48,854	$59	$644,194	10,742	$(300,114)	$(148)	$163,794	$—	$507,785
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	—	—	829	—	829
Net loss	—	—	—	—	—	-	(56,558)	—	(56,558)
Other comprehensive loss, net of tax	—	—	—	—	—	(155)	-	—	(155)
Cash dividends paid on common stock ($0.80 per share)	-	—	-	—	—	—	(39,509)	—	(39,509)
Issuance of common stock in connection with exercise of stock options	180	—	4,872	—	—	—	—	—	4,872
Issuance of common stock in connection with employee stock purchase plan	164	—	4,132	-	-	—	—	—	4,132
Issuance of restricted stock, net of shares canceled	668	1	—	-	-	—	—	—	1
Repurchases of common stock, shares exchanged	(109)	—	—	109	(3,944)	—	—	—	(3,944)
Repurchases of common stock	(654)	—	-	654	(15,339)	—	—	—	(15,339)
Stock-based compensation expense	—	—	33,462	—	—	—	—	—	33,462
Balance at December 31, 2017	49,103	$60	$686,660	11,505	$(319,397)	$(303)	$68,556	$—	$435,576
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	—	224,128	—	224,128
Issuance of subsidiary shares to noncontrolling interest	—	—	(179)	—	—	—	—	179	-
Net loss	—	—	—	—	—	—	(289)	(1,474)	(1,763)
Other comprehensive loss, net of tax	—	—	—	—	—	(25)	—	—	(25)
Cash dividends paid on common stock ($0.80 per share)	-	—	-	—	—	—	(39,187)	—	(39,187)
Issuance of common stock in connection with exercise of stock options	427	1	8,007	—	—	—	—	—	8,008
Issuance of common stock in connection with employee stock purchase plan	306	—	5,196	—	—	—	—	—	5,196
Issuance of restricted stock, net of shares canceled	871	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(162)	—	—	162	(3,429)	—	—	—	(3,429)
Repurchases of common stock	(2,137)	—	—	2,137	(41,369)	—	—	—	(41,369)
Stock-based compensation expense	—	—	31,011	—	—	—	—	—	31,011
Balance at December 31, 2018	48,408	$62	$730,695	13,804	$(364,195)	$(328)	$253,208	$(1,295)	$618,147
Issuance of subsidiary shares to noncontrolling interest	—	—	13	—	—	—	—	(13)	—
Net loss	—	—	—	—	—	—	(62,530)	(1,503)	(64,033)
Other comprehensive income, net of tax	—	—	—	—	—	275	—	—	275
Other (1)	—	—	—	—	—	—	(2,859)	—	(2,859)
Cash dividends paid on common stock ($0.80 per share)	—	—	—	—	—	—	(39,502)	—	(39,502)
Issuance of common stock in connection with exercise of stock options	42	—	694	—	—	—	—	—	694
Issuance of common stock in connection with employee stock purchase plan	386	1	5,328	—	—	—	—	—	5,329
Issuance of restricted stock, net of shares canceled	982	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(198)	—	—	198	(4,506)	—	—	—	(4,506)
Stock-based compensation expense	—	—	31,554	—	—	—	—	—	31,554
Balance at December 31, 2019	49,620	$64	$768,284	14,002	$(368,701)	$(53)	$148,317	$(2,811)	$545,100

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

The consolidated financial statements include the accounts of Xperi Corporation, its wholly owned subsidiaries, and a majority-owned subsidiary. In the fourth quarter of 2018, the Company funded a new subsidiary focused on delivering a new machine learning-based hardware and software platform, and issued shares to non-controlling interests in such subsidiary. At the end of the fourth quarter of 2018, this subsidiary was approximately 85% owned by the Company. As a result of issuing new shares in such entity to noncontrolling interests during 2019, the Company’s ownership interest in such entity decreased to approximately 83% as of December 31, 2019. The operating results of such entity have been consolidated in the Company’s consolidated financial statements since the fourth quarter of 2018. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). All significant intercompany balances and transactions are eliminated in consolidation.

The Company’s fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting.

In the first quarter of 2019, the Company recorded an out-of-period adjustment to decrease current unbilled receivables and decrease retained earnings by $2.9 million to correct an error that originated in the first quarter of 2018 in connection with its adoption of Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” The adjustment relates to an error in the Company’s interpretation of the payment terms of a contract entered into in a prior year. The Company determined that the error was not material to any of its prior annual and interim period financial statements, and the impact of correcting it is not considered to be material to the financial statements for the year ended December 31, 2019.

On December 18, 2019, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with TiVo Corporation (“TiVo”) to combine in an all-stock merger of equals transaction (the “Mergers”). The Mergers are expected to close and become effective (the “Effective Time”) during the second quarter of 2020, subject to regulatory approvals, the approval by the shareholders of each company, and other customary closing conditions.

Subject to the terms and conditions of the Merger Agreement, each share of Company common stock (“Xperi Common Stock”) issued and outstanding immediately prior to the Effective Time, excluding any shares of Xperi Common Stock that are held in treasury, will be converted into the right to receive one share of common stock of the combined company and each share of TiVo common stock (“TiVo Common Stock”) issued and outstanding immediately prior to the Effective Time, excluding any shares of TiVo Common Stock that are held in treasury, will be converted into the right to receive 0.455 shares of common stock of the combined company. On a pro forma, fully diluted basis, it is expected that immediately following the Effective Time, Xperi stockholders will own approximately 46.5% of the combined company and TiVo stockholders will own approximately 53.5% of the combined company.

In connection with the Merger Agreement, the Company and TiVo obtained a debt commitment letter from Bank of America, N.A., Royal Bank of Canada, and Barclays Bank PLC to provide a senior secured first lien term loan B facility in an aggregate principal amount of $1,100 million (the “Debt Financing”), subject to the terms and conditions set forth therein. The proceeds from the Debt Financing may be used (i) to pay fees and expenses incurred in connection with the Mergers and the related transactions, (ii) to accomplish the refinancing of existing indebtedness of the Company and TiVo, and (iii) to the extent of any remaining amounts, for working capital and other general corporate purposes.

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

Marketable Equity Securities

Marketable equity securities are measured at fair value with unrealized gains and losses recognized in other income and expense, net, on the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. Long-term debt is carried at historical cost and measured at fair value on a quarterly basis for disclosure purposes. See “Note 7 – Fair Value” for further information.

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

At December 31, 2019, the Company had three customers representing 17%, 14% and 11% of aggregate trade receivables, respectively. At December 31, 2018, the Company had two customers representing 17% and 11% of aggregate trade receivables, respectively.

The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
SK hynix Inc.	17%	12%	*
Intel Corporation	11%	*	*
Samsung Electronics, Co. Ltd.	*	38%	*
Micron Technology, Inc.	*	*	11%
Amkor Technologies, Inc.	*	*	10%

* denotes less than 10% of total revenue.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectibility of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The allowance for doubtful accounts balance was $0.6 million and $0.8 million as of December 31, 2019 and December 31, 2018, respectively.

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

For further discussion of goodwill and identified intangible assets, see “Note 9 – Acquisitions, Goodwill and Identified Intangible Assets.”

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and noncurrent operating lease liabilities in the Company’s consolidated balance sheets. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components from lease components and instead to account for each separate lease component and its associated non-lease components as a single lease component. For additional information regarding the Company's leases, refer to “Note 8 – Leases.”

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

Research, Development and Other Related Costs

Research and development (“R&D”) is conducted primarily in-house and targets development of audio and image enhancement technologies, chip-scale, multi-chip and wafer level packaging, circuitry, 3D-IC architectures, wafer and die bonding technologies and new machine learning based hardware and software solutions, including semiconductor chip design and fabrication costs. Research, development and other related costs include expenses associated with applications engineering necessary to port and integrate our technologies and products on third party silicon and into end devices. These costs consist primarily of compensation and related costs for personnel, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, product "tear downs" and reverse engineering, materials, supplies and equipment depreciation. All research, development and other related costs are expensed as incurred.

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

The authoritative guidance also requires that the Company measure and recognize stock-based compensation expense upon modification of the term of a stock award. The stock-based compensation expense for such modification is the sum of any unamortized expense of the award before modification and the modification expense. The modification expense is the incremental amount of the fair value of the award before the modification and the fair value of the award after the modification, measured on the date of modification. In the event the modification results in a longer requisite period than in the original award, the Company has elected to apply the pool method where the aggregate of the unamortized expense and the modification expense is amortized over the new requisite period on a straight-line basis. In addition, any forfeiture will be based on the original requisite period prior to the modification.

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

Foreign Currency Translation

The functional currency of substantially all of the Company’s subsidiaries is the U.S. dollar. Certain subsidiaries have monetary assets and liabilities that are denominated in a currency that is different than the functional currency. The gains and losses resulting from the remeasurement and translation of monetary assets denominated in a currency that is different than the functional currency are reflected in the determination of net income (loss).

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services.  On January 1, 2018, the Company adopted the new standard using the modified retrospective method, under which the Company recorded a $224 million cumulative net of tax adjustment to the opening balance of retained earnings on January 1, 2018. The adjustment was determined by measuring the impact of the new standard on existing contracts that were not completed as of December 31, 2017. Prior period comparative information has not been restated and continues to be reported under Topic 605 in effect for those periods. This new standard had a material impact on the Company’s revenue and its consolidated statement of operations and balance sheet as of and for the year ended December 31, 2018, and is expected to have a material impact on an ongoing basis, with no impact on the timing of customer billings or on cash flows. See “Note 4 – Revenue” for further discussion.

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

The most significant impact from adopting Topic 842 was the initial recognition of operating lease ROU assets and operating lease liabilities of $17.6 million and $18.8 million, respectively, as of January 1, 2019. Operating lease liabilities consist of both current and noncurrent portions with the current portion included in the balance of accrued liabilities. The standard did not materially impact the Company’s Consolidated Statements of Operations and had no impact on cash flows.

The cumulative effect of the changes made to the Company's Consolidated Balance Sheet as of January 1, 2019 for the adoption of Topic 842 was as follows (in thousands):

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

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The company will adopt ASU 2016-13 in the first quarter of 2020 by using the modified retrospective approach to record a cumulative-effect adjustment in retained earnings in the Consolidated Balance Sheet. The Company has completed its initial assessment and currently expects the cumulative-effect adjustment it records in retained earnings in its Consolidated Balance Sheet as of January 1, 2020 will not be material.

On December 18, 2019, FASB released ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The purpose of the update is to reduce the complexity pertaining to certain areas in accounting for income taxes. Key amendments from ASU 2019-12 include, but are not limited to, the accounting for hybrid tax regimes, step-up in tax basis goodwill in non-business combination transactions, intraperiod tax allocation exception to the incremental approach and interim period accounting for enacted changes in tax law. The effective date of the amendments for public corporations is for fiscal years beginning after December 15, 2020. Although early adoption is permitted, the Company will not early adopt. The Company will continue to analyze the financial impact of ASU 2019-12.

NOTE 4 – REVENUE

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

For certain licensees, royalty revenues are generated based on a licensee’s production or shipment of licensed products incorporating the Company’s IP, technologies or software. Licensees with a per-unit arrangement pay a per-unit royalty for each product manufactured or sold, as set forth in its license agreement. Licensees generally report manufacturing or sales information in the quarter subsequent to when the production or shipment activity takes place. The Company estimates the royalties earned each quarter based on its forecast of manufacturing and sales activity incurred by its licensees in that quarter. Any differences between actual royalties owed by a licensee and the Company’s quarterly estimate are recognized in the following quarter, when the licensee’s royalty report is received. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires the Company to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate quantities shipped by customers, which could have a material impact on the amount of revenue it reports on a quarterly basis.

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

Additional Disclosures Under Topic 606

The following table presents additional revenue and contract disclosures (in thousands):

	Years Ended December 31,
	2019	2018
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$3,130	$2,347
Performance obligations satisfied in previous periods (true ups and licensee reporting adjustments)*	$2,935	$1,323

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

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under the Company’s engineering services contracts. The Company’s remaining revenue under contracts with performance obligations was as follows (in thousands):

	December 31,
	2019	2018
Revenue from contracts with performance obligations expected to be satisfied in:
One year or less	$5,337	$3,080
More than one year but less than two years	990	2,289
More than two years	345	—
Total	$6,672	$5,369

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

NOTE 5 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid income taxes	$2,364	$6,768
Prepaid expenses	8,802	8,293
Other	2,569	2,373
	$13,735	$17,434

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Equipment, furniture and other	$32,504	$28,798
Building and improvements	18,258	18,258
Land	5,300	5,300
Leasehold improvements	8,103	6,367
	64,165	58,723
Less: Accumulated depreciation and amortization	(31,288)	(27,686)
	$32,877	$31,037

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 amounted to $6.7 million, $6.7 million and $7.2 million, respectively.

Other assets consisted of the following (in thousands):

	December 31,
	2019	2018
Non-current income tax receivable (1)	$64,570	$—
Other assets	3,106	3,081
	$67,676	$3,081
(1)	See “Note 14 - Income Taxes” for detailed information concerning the year-over-year changes.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Employee compensation and benefits	$18,404	$26,858
Third-party royalties	6,165	7,140
Accrued expenses	7,930	3,994
Current portion of operating lease liabilities	5,845	—
Other	3,089	7,344
	$41,433	$45,336

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Long-term income tax payable (1)	$76,767	$15,493
Other	131	130
	$76,898	$15,623
(1)	See “Note 14 - Income Taxes” for detailed information concerning the year-over-year changes.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2019	2018
Net unrealized loss on available-for-sale debt securities, net of tax	$(53)	$(328)
	$(53)	$(328)

Other income and expense, net, consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018
Interest income from significant financing components under Topic 606	$5,762	$7,672
Interest income from investments	2,359	1,074
Realized and unrealized gain (loss) on marketable equity securities	10	(2,217)
Other income	897	2,066
	$9,028	$8,595

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

The following is a summary of marketable securities at December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$41,730	$29	$(13)	$41,746
Commercial paper	4,052	4	—	4,056
Total debt securities	45,782	33	(13)	45,802
Money market funds	2,601	—	—	2,601
Marketable equity securities	3,405	—	(2,281)	1,124
Total equity securities	6,006	—	(2,281)	3,725
Total marketable securities	$51,788	$33	$(2,294)	$49,527
Reported in:
Cash and cash equivalents				$2,601
Short-term investments				46,926
Total marketable securities				$49,527

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$28,623	$—	$(275)	$28,348
Commercial paper	2,999	—	—	2,999
Treasury and agency notes and bills	6,000	—	(53)	5,947
Total debt securities	37,622	—	(328)	37,294
Money market funds	11,499	—	—	11,499
Marketable equity securities	5,662	—	(2,217)	3,445
Total marketable securities	$17,161	$—	$(2,217)	$14,944
Total marketable securities	$54,783	$—	$(2,545)	$52,238
Reported in:
Cash and cash equivalents				$11,499
Short-term investments				40,739
Total marketable securities				$52,238

At December 31, 2019 and December 31, 2018, the Company had $121.5 million and $154.4 million, respectively, in cash, cash equivalents and short-term investments. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balance of $72.0 million and $102.1 million at December 31, 2019 and December 31, 2018, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not significant during the years ended December 31, 2019, 2018 and 2017.

Unrealized losses on marketable debt securities were $0.1 million and $0.3 million, net of tax, as of December 31, 2019 and December 31, 2018, respectively. These amounts were related to temporary fluctuations in the value of available-for-sale securities and were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Certain investments with a temporary decline in value are not considered to be other-than-temporarily impaired as of December 31, 2019 because the Company has the intent and ability to hold these investments to allow for recovery, does not anticipate having to sell these securities with unrealized losses and continues to receive interest at the maximum contractual rate. For the years ended December 31, 2019, 2018 and 2017, respectively, the Company did not record any impairment charges related to its marketable securities.

The following table summarizes the fair value and gross unrealized losses related to individual available-for-sale debt securities at December 31, 2019 and 2018, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

December 31, 2019	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$20,031	$(10)	$8,753	$(3)	$28,784	$(13)
Total	$20,031	$(10)	$8,753	$(3)	$28,784	$(13)

December 31, 2018	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$5,488	$(2)	$22,860	$(273)	$28,348	$(275)
Treasury and agency notes and bills	—	—	5,947	(53)	5,947	(53)
Commercial paper	2,999	—	—	—	2,999	—
Total	$8,487	$(2)	$28,807	$(326)	$37,294	$(328)

The estimated fair value of marketable debt securities by contractual maturity at December 31, 2019 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$29,491
Due in one to two years	16,311
Due in two to three years	—
Total	$45,802

Equity Securities

On September 19, 2018, the Company purchased seven million common shares of Onkyo Corporation (“Onkyo”), a publicly traded Japanese company and a long-standing customer of the Company, pursuant to the Capital Alliance Agreement (“Agreement”) entered into between the two parties on September 3, 2018. Upon making the investment, the Company held a 6.3% ownership interest in Onkyo. Due to changes in business expectations, the Company determined not to continue discussions on the business alliance. On July 5, 2019, the Company sold approximately 2.8 million shares of Onkyo stock, for which a realized gain of $0.9 million was recognized for the year ended December 31, 2019. There were no sales of the Onkyo investment during 2018. The Company intends to sell the remaining shares over time depending on market conditions.

The Company recorded unrealized losses on its Onkyo investment of $0.9 million and $2.2 million during the years ended December 31, 2019 and 2018, respectively, and none for the year ended December 31, 2017. Cumulative unrealized losses on the investment amounted to $2.3 million through December 31, 2019.

Derivatives

In the first quarter of 2019, the Company began to use derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. Cash flows from the derivative programs are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

The Company’s derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts, which are used primarily to hedge balance sheet and certain expenditure exposures. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. All significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing. For additional information related to the three-level hierarchy of fair value measurements, see “Note 7 – Fair Value.”

Under the Company’s policy election, these derivatives are not designated as hedge instruments, and are measured and reported at fair value. Changes in the fair value of these undesignated derivatives are reported in other income and expense, net, on the Consolidated Statements of Operations. Realized losses were not significant in the year ended December 31, 2019. There were no derivative instruments outstanding as of December 31, 2019. The Company did not engage in derivative contracts in 2018 and 2017.

NOTE 7 – FAIR VALUE

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2018 and December 31, 2019.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$2,601	$2,601	$—	$—
Marketable equity securities (2)	1,124	1,124	—	—
Corporate bonds and notes - debt securities (2)	41,746	—	41,746	—
Commercial paper - debt securities (2)	4,056	—	4,056	—
Total Assets	$49,527	$3,725	$45,802	$—

(1) Reported as cash and cash equivalents in the Consolidated Balance Sheet.

(2) Reported as short-term investments in the Consolidated Balance Sheet.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

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

(1) Reported as cash and cash equivalents in the Consolidated Balance Sheet.

(2) Reported as short-term investments in the Consolidated Balance Sheet.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s long-term debt is carried at historical cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$334,679	$335,642	$482,193	$450,083

(1) Carrying amounts of long-term debt are net of unamortized debt issuance costs of $9.3 million and $11.8 million as of December 31, 2019 and December 31, 2018, respectively. See “Note 10 – Debt” for additional information.

The Company’s long-term debt, net, is classified within Level 2. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Non-Recurring Fair Value Measurements

The following table represents the activity in level 3 assets (in thousands):

	Assets held for sale	Other
Balance at December 31, 2017	$—	$5,944	(1)
Assets transferred	—	—
Assets sold	—	—
Assets received	—	—
Balance at December 31, 2018	$—	$5,944
Assets transferred	—	—
Assets sold	—	—
Assets received	—	—
Balance at December 31, 2019	$—	$5,944	(2)

(1) This amount represents the value of the patents that were received as part of licensing settlements with customers in 2014, 2016 and 2017. These assets were valued during the same year using a cost methodology based on an arms-length purchase price of bulk patent assets, with adjustments based on limited pick rights, the total available market, and remaining average patent life.

(2) The accumulated amortization associated with the patents was $4.0 million and $3.3 million as of December 31, 2019 and 2018, respectively.

NOTE 8 - LEASES

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

Lease cost is summarized in the table below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Operating lease cost (1)	$7,971	$7,188	$6,423

(1) Includes short-term leases and variable lease costs, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,183
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$5,612

December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	4.6
Weighted-average discount rate:
Operating leases	5.7%

Future minimum lease payments and related lease liabilities as of December 31, 2019 were as follows (in thousands):

Operating Leases
2020	$6,387
2021	4,558
2022	3,259
2023	3,235
2024	2,619
Thereafter	1,977
Total lease payments	22,035
Less: imputed interest (1)	(2,776)
Present value of lease liabilities	$19,259

Less: current obligations under leases (accrued liabilities)	5,845
Noncurrent operating lease liabilities	$13,414

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
$24,781

NOTE 9 – ACQUISITIONS, GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

On December 18, 2019, the Company entered into a Merger Agreement with TiVo in an all-stock merger of equals transaction. See “Note 1 – The Company and Basis of Presentation.”

In 2019, the Company assessed goodwill impairment for its segments by performing a qualitative assessment. No impairment of goodwill was indicated as the Company concluded that it was more likely than not that the fair value of its reporting units exceeded its carrying amount. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment testing performed in the fourth quarter of the year ended December 31, 2019.

The changes to the carrying value of goodwill from January 1, 2018 through December 31, 2019 are reflected below (in thousands):

December 31, 2017	$385,574
Goodwill acquired through a business acquisition	210	(1)
December 31, 2018	$385,784
December 31, 2019	$385,784	(2)

(1) Related to the acquisition of an emerging technology company in May 2018.

(2) Of this amount, approximately $378.1 million is allocated to the Company’s Product Licensing reporting segment and approximately $7.7 million is allocated to its Semiconductor and IP Licensing reporting segment.

Identified intangible assets consisted of the following (in thousands):

		December 31, 2019			December 31, 2018
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$151,184	$(135,952)	$15,232	$146,684	$(128,691)	$17,993
Existing technology	5-10	206,878	(130,890)	75,988	206,878	(96,089)	110,789
Customer contracts and related relationships	3-9	291,769	(174,741)	117,028	291,769	(121,831)	169,938
Trademarks/trade name	4-10	40,083	(16,056)	24,027	40,083	(11,083)	29,000
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total intangible assets		$692,145	$(459,870)	$232,275	$687,645	$(359,925)	$327,720

Amortization expense for the years ended December 31, 2019, 2018, and 2017 amounted to $99.9 million, $108.5 million and $111.9 million, respectively.  As of December 31, 2019, the estimated future amortization expense of intangible assets is as follows (in thousands):

2020	$88,793
2021	81,084
2022	32,645
2023	21,766
2024	5,463
Thereafter	2,524
$232,275

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

On January 23, 2018, the Company and the loan parties entered into an amendment to the Credit Agreement (the “Amendment”). In connection with the Amendment, the Company made a voluntary prepayment of $100.0 million of the term loan outstanding under the Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a replacement of the outstanding initial term loan with the new tranche term B-1 loan (the “Amended Term B Loan”) in a principal amount of $494.0 million, (ii) a reduction of the interest rate margin applicable to such loan to (x) in the case of Eurodollar loans, 2.50% per annum and (y) in the case of base rate loans, 1.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the Amended Term B Loan within six months of the closing date of the Amendment, and (iv) certain amendments to provide the Company with additional flexibility under the covenant governing restricted payments. Using cash on hand, the Company made three voluntary prepayments totaling $150.0 million during 2019.

The Company’s obligations under the Credit Agreement, as amended by the Amendment, continue to be guaranteed by substantially all of the Company’s subsidiaries, and secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Company was in compliance with all requirements during the year ended December 31, 2019.

At December 31, 2019, $344.0 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 5.4%. Interest is payable monthly. There were also $9.3 million of unamortized debt issuance costs recorded as a reduction of the long-term portion of the debt. At December 31, 2018, $494 million was outstanding with unamortized debt issuance costs amounting to $11.8 million. Interest expense was $23.4 million and $25.7 million for the years ended December 31, 2019 and 2018, respectively. Amortized debt issuance costs, which were included in interest expense, amounted to $2.5 million and $2.5 million for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, future minimum principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

2020	$—
2021	—
2022	—
2023	344,000
Thereafter	—
Total	$344,000

Additional payments of debt principal must be made in the event of certain working capital conditions as outlined in the Credit Agreement. There are no penalties for these payments. There were no such additional payments made during the years ended December 31, 2019 and 2018, respectively.

As disclosed in “Note 1 – The Company and Basis of Presentation”, in connection with the planned merger with TiVo, the Company and TiVo intend to refinance each company’s debt on a combined basis upon closing of the transaction, which is currently expected in the second quarter of 2020. To meet this objective, the companies have secured $1.1 billion of committed financing as described in “Note 1.”

NOTE 11 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2019	2018	2017
Denominator:
Weighted average common shares outstanding	49,120	48,823	49,253
Unvested common shares subject to repurchase	—	—	(2)
Total common shares-basic	49,120	48,823	49,251
Effect of dilutive securities:
Options	—	—	—
Restricted stock awards and units	—	—	—
Total common shares-diluted	49,120	48,823	49,251

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

For each of the years ended December 31, 2019, 2018 and 2017, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 1.3 million, 2.9 million and 3.0 million shares subject to stock options and restricted stock awards and units were excluded for the years ended December 31, 2019, 2018 and 2017, respectively, from the computation of diluted net loss per share because including them would have been anti-dilutive.

NOTE 12 – SHAREHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors (“the Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. As of December 31, 2019, the total amount authorized for repurchases is $450.0 million. As of December 31, 2019, the Company had repurchased a total of approximately 13,279,000 shares of common stock, since inception of the plan, at an average price of $26.25 per share for a total cost of $348.6 million. There were no repurchases during the year ended December 31, 2019. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2019, the total amount available for repurchase was $101.4 million.

Stock Option Plans

The 2003 Plan

In February 2003, the Board adopted and the Company’s stockholders approved the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, incentive stock options may be granted to the Company’s employees at an exercise price of no less than 100% of the fair value on the date of grant, and non-statutory stock options may be granted to the Company’s employees, non-employee directors and consultants at an exercise price of no less than 85% of the fair value. In both cases, when the optionees own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair value on the date of grant. Options, restricted stock awards, and restricted stock units granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. Restricted stock, performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights may also be granted under the 2003 Plan either alone, in addition to, or in tandem with any options granted thereunder. Restricted stock awards and units are full-value awards that reduce the number of shares reserved for grant under this plan by one and one-half shares for each share granted. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years.  As of December 31, 2019, there were approximately 2.1 million shares reserved for future grant under this plan.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,332	$24.41
Options granted	70	$22.45
Options exercised	(180)	$23.04
Options canceled / forfeited / expired	(50)	$34.73
Balance at December 31, 2017	1,172	$24.06
Options granted	—	$—
Options exercised	(427)	$18.75
Options canceled / forfeited / expired	(67)	$34.43
Balance at December 31, 2018	678	$26.39
Options granted	—	$—
Options exercised	(42)	$16.66
Options canceled / forfeited / expired	(31)	$33.61
Balance at December 31, 2019	605	$26.68	3.78	$130
Vested and expected to vest at December 31, 2019	601		3.77	$130
Exercisable at December 31, 2019	560		3.49	$130

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$12.52 - $19.24	127	3.44	$17.86	127	$17.86
$19.34 - $20.43	139	3.65	$19.92	139	$19.92
$20.63 - $22.45	122	5.76	$22.16	87	$22.05
$22.52 - $38.65	97	5.20	$32.30	87	$33.39
$43.77 - $43.77	120	1.13	$43.77	120	$43.77
$12.52 - $43.77	605	3.78	$26.68	560	$26.97

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of December 31, 2019 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2016	1,696	384	2,080	$33.91
Awards and units granted	1,049	919	1,968	$32.60
Awards and units vested / earned	(581)	(94)	(675)	$33.70
Awards and units canceled / forfeited	(150)	(90)	(240)	$31.07
Balance at December 31, 2017	2,014	1,119	3,133	$33.35
Awards and units granted	1,087	44	1,131	$21.85
Awards and units vested / earned	(695)	(176)	(871)	$34.84
Awards and units canceled / forfeited	(257)	(230)	(487)	$29.35
Balance at December 31, 2018	2,149	757	2,906	$29.10
Awards and units granted	1,266	4	1,270	$22.79
Awards and units vested / earned	(865)	(118)	(983)	$30.62
Awards and units canceled / forfeited	(179)	(89)	(268)	$27.53
Balance at December 31, 2019	2,371	554	2,925	$25.99

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

As of December 31, 2019, there were approximately 1,052,000 shares reserved for grant under the ESPP and the International ESPP, collectively.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors. The Company has paid a quarterly dividend of $0.20 per share since March 2015. Dividends declared were $0.80 per common share in each of 2019, 2018 and 2017.

Assumed Plans

Certain stock awards plans were assumed in the DTS acquisition during December 2016. The awards outstanding under these plans are included in the tables above. No future grants will be made under these plans.

NOTE 13 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of revenue	$—	$—	$—
Research, development and other related costs	14,643	13,168	13,277
Selling, general and administrative	16,911	17,843	20,185
Total stock-based compensation expense	31,554	31,011	33,462
Tax effect on stock-based compensation expense	(5,051)	(4,869)	(5,296)
Net effect on net income	$26,503	$26,142	$28,166

Stock-based compensation expense categorized by various equity components for the years ended December 31, 2019, 2018 and 2017 is summarized in the table below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Employee stock options	$219	$438	$1,980
Restricted stock awards and units	29,031	27,974	28,909
Employee stock purchase plan	2,304	2,599	2,573
Total stock-based compensation expense	$31,554	$31,011	$33,462

During the years ended December 31, 2019, 2018 and 2017, the Company granted stock options covering zero, zero and 70,000 shares, respectively. The 2017 estimated per share fair value of the grant was $4.62 before estimated forfeitures.

The total fair value of restricted stock awards and units vested during the years ended December 31, 2019, 2018 and 2017 was $30.1 million, $30.4 million and $22.7 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $1.0 million and $5.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2019, the unrecognized stock-based compensation balance after estimated forfeitures consisted of $0.1 million related to unvested stock options, to be recognized over an estimated weighted average amortization period of 1.5 years, and $40.3 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.3 years.

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

The following assumptions were used to value the awards granted:

	Years Ended December 31,
	2019*	2018*	2017
Expected life (in years)	—	—	4.7
Risk-free interest rate	—	—	1.8%
Dividend yield	—	—	2.9%
Expected volatility	—	—	29.8%

*There were no options granted during the years ended December 31, 2019 and 2018.

The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2019	2018	2017
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	1.7 - 2.5%	2.2 - 2.7%	1.2 - 1.3%
Dividend yield	3.5 - 5.4%	3.6 - 3.9%	2.0 - 2.5%
Expected volatility	51.7 - 53.4%	39.4 - 41.7%	28.3 - 30.8%

For the years ended December 31, 2019, 2018 and 2017, an aggregate of 386,000, 306,000 and 164,000 common shares, respectively, were purchased pursuant to the ESPP.

Modifications

From time to time, the Company enters into consulting agreements with its departing employees. Some of these agreements may include continued vesting of the departing employees’ stock awards and an extension of the exercise period from the standard 90 days from employment termination date to the termination of the consulting agreement. There were no modifications in 2019 and 2018, respectively. In 2017, there was one modification with the impact on the Company’s financial statements deemed not to be material.

NOTE 14 – INCOME TAXES

The components of total income (loss) before taxes from continuing operations are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
U.S.	$(53,346)	$16,684	$8
Foreign	(29,711)	(9,774)	(58,351)
Total income (loss) before taxes from continuing operations	$(83,057)	$6,910	$(58,343)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
U.S. federal	$68,772	$290	$(79)
Foreign	(42,147)	22,668	16,871
State and local	94	10	77
Total current	26,719	22,968	16,869
Deferred:
U.S. federal	(41,826)	(10,766)	(8,390)
Foreign	(4,145)	(3,191)	(10,463)
State and local	228	(338)	199
Total deferred	(45,743)	(14,295)	(18,654)
Provision for (benefit from) income taxes	$(19,024)	$8,673	$(1,785)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Net operating losses	$10,142	$10,368
Research tax credits	13,475	14,717
Foreign tax credits	—	27,092
Expenses not currently deductible	14,640	14,623
Basis difference in fixed and intangible assets	3,593	3,494
Capitalized research expenses	23,785	8,965
Gross deferred tax assets	65,635	79,259
Valuation allowance	(37,243)	(41,942)
Net deferred tax assets	28,392	37,317
Deferred tax liabilities
Revenue recognition	(32,466)	(63,367)
Operating leases	(2,665)	—
Acquired intangible assets, domestic	(17,165)	(27,323)
Acquired intangible assets, foreign	(2,171)	(7,944)
Net deferred tax liabilities	$(26,075)	$(61,317)

At December 31, 2019 and 2018, the Company had a valuation allowance of $37.2 million and $41.9 million, respectively, related to federal, state, and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. The $4.7 million decrease from the prior year is primarily comprised of $27.9 million attributable to a decrease in valuation allowance recorded against tax credits, offset by $23.2 million increase in valuation allowance primarily related to U.S. federal capitalized research expenses.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified such as recent earnings (or loss) history, carryback of certain tax attributes and reversals of existing taxable temporary differences.  Lesser weight is given to subjective evidence such as tax-planning strategies and projected future income based on management’s assumptions. After considering both positive and negative evidence, the Company released valuation allowance on U.S. federal tax credits since it was more likely than not that these tax attributes would be utilized as a result of the foreign tax refund filing. Additionally, the Company increased its valuation allowance on deferred tax assets primarily related to U.S. federal capitalized research expenses, U.S. state deferred tax assets, and certain foreign deferred tax assets based on its recent financial results and having insufficient objectively verifiable future sources of income.

In the future, the Company may release valuation allowance and recognize certain deferred tax assets depending on achievement of future profitability in relevant jurisdictions or implementation of tax planning strategies that enable the Company to utilize deferred tax assets that would otherwise be unused. Any release of valuation allowance could have the effect of decreasing the income tax provision in the period the valuation allowance is released. The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets, including those for which a valuation allowance is recorded.  There can be no assurance that the Company will generate profits or implement tax strategies in future periods enabling it to fully realize its deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective factors that cannot be readily predicted in advance. Adjustments could be required in the future if the Company concludes that it is more likely than not that deferred tax assets are not recoverable. A provision for a valuation allowance could have the effect of increasing the income tax provision in the period the valuation allowance is provided.

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $3.1 million and state net operating loss carryforwards of approximately $66.4 million. Substantially all of the federal net operating loss carryforwards are carried over from the acquired entity, DTS in 2016. The state net operating loss carryforwards are carried over from acquired entities, DTS in 2016, Ziptronix in 2015, and Siimpel Corporation in 2010. The federal net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2026. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2021, and will continue to expire through 2035.

In addition, the Company has research tax credit carryforwards of approximately $1.7 million for federal purposes, which was carried over from prior years. The federal research tax credit will start to expire in 2034 and will continue to expire through 2035. The Company also has research tax credit carryforwards of approximately $15.4 million for state purposes and $0.6 million for foreign purposes, which do not expire. Under the provisions of the Internal Revenue Code, substantial ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually in the future to offset taxable income. In addition, for losses generated after December 31, 2017, the Tax Act modified the maximum deduction of net operating loss, eliminated carryback, and provided an indefinite carryforward.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	$(17,442)	$1,451	$(20,420)
State, net of federal benefit	281	59	49
Stock-based compensation expense	2,807	3,883	1,706
Executive compensation limitation	411	1,538	—
Research tax credit	(2,038)	248	(1,851)
Foreign withholding tax	10,328	33,063	14,719
Transaction costs	974	—	—
Foreign tax rate differential	1,907	474	12,112
Foreign tax credit	(7,795)	(33,554)	(13,343)
Change in valuation allowance	(8,238)	7,721	13,497
U.S. tax reform	(2,970)	(6,333)	(7,868)
Unrecognized tax benefits	2,994	300	108
Change in estimates	(1,300)	(10)	(608)
Others	1,057	(167)	114
Total	$(19,024)	$8,673	$(1,785)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly changed the federal income tax laws. As of December 31, 2017, the Company recorded a provisional tax expense in the Statement of Operations of approximately $5.6 million, comprised of approximately $13.5 million tax expense from recording additional valuation allowance against federal tax credits due to certain provisions of the Tax Act, offset by approximately $7.9 million of tax benefit from the remeasurement of U.S. deferred taxes using the 21% tax rate at which the Company expects them to reverse in the future. The one-time transition tax on post-1986 foreign unremitted earnings did not have a material impact on the Company’s effective tax rate. The Company continues to monitor supplemental legislation and technical interpretations of the tax law that may cause the final impact from the Tax Act to differ from the amounts previously recorded.

At December 31, 2019, the Company asserts that it will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used domestically to fund operations, settle a portion of the outstanding debt obligation, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $107.3 million. Substantially all of these earnings will not be taxable upon repatriation to the United States since under the Tax Act they will be treated as previously taxed income from the one-time transition tax, Global Intangible Low-Taxed Income or dividends-received deduction. The withholding taxes related to the distributable cash of the Company’s foreign subsidiaries are not expected to be material.

During the fourth quarter of fiscal 2019, the Company filed a refund claim for foreign taxes previously withheld by licensees in Korea based on recent court rulings in Korea and other business factors. These withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of the refund claim, the Company recorded a non-current income tax receivable of $65.2 million in other assets, an unrecognized tax benefit of $48.2 million recorded in other long-term liabilities, and a reduction in deferred tax assets of $17.0 million. At December 31, 2019, the Company recorded a foreign exchange loss of $0.7 million.

As of December 31, 2019, unrecognized tax benefits approximated $87.3 million, of which $82.9 million would affect the effective tax rate if recognized. As of December 31, 2018, unrecognized tax benefits approximated $33.6 million, of which $21.3 million would affect the effective tax rate if recognized. The Company believes that its unrecognized tax benefits as of December 31, 2019 will decrease by approximately $4.3 million within the next twelve months due to expiring statute of limitations. The Company anticipates that the unrecognized tax benefit, related to a future Korean withholding tax refund claim, will continue to increase in the next twelve months due to additional taxes withheld on royalty payments by Korean licensees. The increase in the unrecognized tax benefit would more-likely-than-not be offset by the income tax receivable from the future Korean withholding tax refund claim and therefore, do not expect a significant impact on the Company’s tax provision.

The reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Total unrecognized tax benefits at January 1	$33,552	$33,506	$30,088
Gross increases and decreases due to tax positions taken in prior periods	—	(540)	2,457
Gross increases and decreases due to tax positions taken in the current period	54,048	586	961
Gross increases and decreases due to settlements with taxing authorities	—	—	—
Gross increases and decreases due to lapses in applicable statutes of limitations	(306)	—	—
Total unrecognized tax benefits at December 31	$87,294	$33,552	$33,506

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.  For the years ended December 31, 2019, 2018, and 2017, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $1.2 million and $0.9 million, for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019, the Company’s 2014 through 2018 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Internal Revenue Service is currently in the process of completing the examination of one of the Company’s domestic subsidiaries for tax year 2014. The Company estimates that the financial outcome of this examination will not be material to its Statement of Operations. In addition, the Company has submitted a withholding tax refund claim with the Korean authorities and the final outcome is not anticipated to be settled within the next twelve months.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2028. The terms of some of the Company’s leases provide for rental payments on a graduated scale. Lease expense is recorded on a straight-line basis over the lease term. For further details, refer to “Note 8 – Leases.”

Purchase and Other Commitments

Under certain contractual arrangements, the Company may be obligated to pay up to approximately $10.7 million over an estimated period of approximately five years if certain milestones are achieved.

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

The Product Licensing segment is comprised of the Company’s audio and imaging businesses, which the Company licenses through the DTS, HD Radio, and IMAX Enhanced brands. These licenses typically include the delivery of software and/or hardware-based solutions to the Company’s customers or to their suppliers. Product Licensing revenue is derived primarily from sales into the home, automotive and mobile markets.

The Semiconductor and IP Licensing segment includes our Tessera, Invensas and Invensas Bonding Technologies subsidiaries, which license semiconductor packaging and interconnect technologies and associated IP. Semiconductor and IP Licensing revenue is derived from technology and IP licenses to semiconductor companies, foundries and packaging companies. The Company has a long history of developing and monetizing next-generation technologies, including chip-scale and multi-chip packaging solutions as well as low-temperature wafer and die bonding solutions. Today, the Company is actively developing and licensing 3D semiconductor packaging, interconnect and bonding solutions for semiconductors that are used in every day products such as smartphones, tablets, and laptops as well as servers used in datacenters. The Company also provides engineering services to its customers to assist them in their evaluation and adoption of the Company’s technologies including the transition into high volume production.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenue:
Product licensing segment	$198,124	$219,708	$167,923
Semiconductor and IP licensing segment	81,943	186,425	205,809
Total revenue	280,067	406,133	373,732
Operating expenses:
Product licensing segment	181,804	180,727	172,745
Semiconductor and IP licensing segment	44,074	73,519	87,838
Unallocated operating expenses (1)	122,897	127,907	144,649
Total operating expenses	348,775	382,153	405,232
Operating income (loss):
Product licensing segment	16,320	38,981	(4,822)
Semiconductor and IP licensing segment	37,869	112,906	117,971
Unallocated operating expenses (1)	(122,897)	(127,907)	(144,649)
Total operating income (loss)	$(68,708)	$23,980	$(31,500)

(1) Unallocated operating expenses consist primarily of selling, general and administrative expenses and stock-based compensation. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

Amortization and depreciation are included in segment operating income (loss) as shown below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Amortization and depreciation:
Product licensing segment	$93,403	$93,582	$95,823
Semiconductor and IP licensing segment	13,264	21,544	23,308
Total amortization and depreciation	$106,667	$115,126	$119,131

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenues in future periods. The table below lists the geographic revenue from continuing operations for the periods indicated (in thousands):

	Years Ended December 31,
	2019		2018		2017
Japan	$85,833	31%	$88,513	22%	$81,688	22%
Korea	74,790	27	209,245	51	50,155	13
U.S.	74,469	26	53,245	13	164,846	44
Europe and Middle East	19,638	7	31,864	8	13,632	4
Other	25,337	9	23,266	6	63,411	17
	$280,067	100%	$406,133	100%	$373,732	100%

For the years ended December 31, 2019, 2018, and 2017, two, two and two customers, respectively, each accounted for 10% or more of total revenue.

As of December 31, 2019, 2018 and 2017 property and equipment, net, by geographical area are presented below (in thousands):

	December 31,
	2019	2018	2017
U.S.	$28,273	$29,123	$32,862
Europe	4,391	1,533	1,019
Asia and other	213	381	561
Total	$32,877	$31,037	$34,442

NOTE 17 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all eligible U.S. employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2019, 2018 and 2017, the Company contributed approximately $3.0 million, $2.9 million, and $2.4 million, respectively, to the 401(k) plan.

NOTE 18 – SUBSEQUENT EVENTS

Declaration of a Cash Dividend

On January 30, 2020, the Board declared a cash dividend of $0.20 per share of common stock, payable on March 25, 2020, for the stockholders of record at the close of business on March 4, 2020.

Schedule II. Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2017	$12,847	$13,925	$5,260	$32,032
2018	$32,032	$2,794	$7,116	$41,942
2019	$41,942	$(4,699)	$—	$37,243

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Accounts receivable:
Allowance for doubtful accounts
2017	$—	$2,404	$(1,223)	$1,181
2018	$1,181	$417	$(819)	$779
2019	$779	$(74)	$(139)	$566

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1*

Agreement and Plan of Merger and Reorganization, dated December 18, 2019, by and among the Registrant, TiVo Corporation, XRAY Merger Sub Corporation, TWOLF Merger Sub Corporation and XRAY-TWOLF HoldCo Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed December 24, 2019, and incorporated herein by reference)

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

10.4+	Second Amended and Restated International Employee Stock Purchase Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement, filed March 20, 2019, and incorporated herein by reference)
10.5+	Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Predecessor Registrant’s Definitive Proxy Statement, filed March 18, 2015, and incorporated herein by reference)
10.6+

First Amendment to Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed May 2, 2016, and incorporated herein by reference)

10.7+

Form of Stock Option Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Predecessor Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.8+

Form of Stock Option Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.9+

Form of Stock Option Agreement (Board) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.10+

Form of Stock Option Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.11+

Form of Stock Option Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.12+

Form of Stock Option Agreement for the Tessera Technologies, Inc. Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2015, and incorporated herein by reference)

10.13+

Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Predecessor Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.14+

Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.15+

Form of Restricted Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.6 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.16+

Form of Restricted Stock Agreement (Romania) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.7 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.17+

Form of Restricted Stock Agreement for the Tessera Technologies, Inc. Sixth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.3 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2015, and incorporated herein by reference)

10.18+

Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fourth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Predecessor Registrant’s Registration Statement on Form S-8, filed June 13, 2008, and incorporated herein by reference)

10.19+

Form of Deferred Stock Agreement for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.8 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.20+

Form of Deferred Stock Agreement (Performance Vesting) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.9 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.21+

Form of Deferred Stock Agreement (Ireland) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.10 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.22+

Form of Deferred Stock Agreement (Israel) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.11 to the Predecessor Registrant’s Registration Statement on Form S-8, filed August 6, 2010, and incorporated herein by reference)

10.23+

Form of Deferred Stock Agreement (International) for the Tessera Technologies, Inc. Fifth Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Predecessor Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2010, and incorporated herein by reference)

10.24+

Employment and Severance Agreement, dated April 28, 2017, by and between the Registrant and Jon Kirchner (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 2, 2017, and incorporated herein by reference)

10.25+

Form of Severance Agreement, dated February 25, 2019, by and between the Registrant and each of Robert Andersen, Geir Skaaden, and Paul Davis (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed May 8, 2019 and incorporated herein by reference)

10.26+

Form of Change in Control Severance Agreement, dated February 25, 2019, by and between the Registrant and each of Robert Andersen, Geir Skaaden, and Paul Davis (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed May 8, 2019 and incorporated herein by reference)

10.27+

Form of Severance Agreement, dated October 16, 2019, by and between the Registrant and Murali Dharan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 8, 2019 and incorporated herein by reference)

10.28+

Form of Change in Control Severance Agreement, dated October 16, 2019, by and between the Registrant and Murali Dharan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 8, 2019 and incorporated herein by reference)

10.29+	Non-Employee Director Compensation Policy (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 2, 2017, and incorporated herein by reference)
10.30

Credit Agreement, dated as of December 1, 2016, among Tessera Holding Corporation (f/k/a Tempe Holdco Corporation), the lenders party thereto and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

10.31

Amendment No. 1 to Credit Agreement, dated as of January 23, 2018, among the Registrant, the other loan parties thereto, the participating lenders, and Royal Bank of Canada, as administrative agent, collateral agent and fronting bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 24, 2018, and incorporated herein by reference)

10.32

Guaranty, dated December 1, 2016, by the Registrant’s subsidiary guarantors in favor of Royal Bank of Canada, as administrative agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

10.33

Security Agreement, dated December 1, 2016, among the Registrant, Royal Bank of Canada, as collateral agent, and the other pledgors party thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 1, 2016, and incorporated herein by reference)

10.34

Commitment Letter, dated December 18, 2019, by and among the Registrant, TiVo Corporation, Bank of America, N.A., BofA Securities, Inc. and Royal Bank of Canada (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 24, 2019, and incorporated herein by reference)

10.35

Supplement to Commitment Letter and Fee Letter, dated January 3, 2020, by and among the Registrant, TiVo Corporation, Bank of America, N.A., Royal Bank of Canada, and Barclays Bank PLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2020, and incorporated herein by reference)

10.36+	DTS, Inc. 2014 New Employee Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of DTS, Inc., filed August 20, 2014, and incorporated herein by reference)
10.37+	Amendment No. 1 to DTS, Inc. 2014 New Employee Incentive Plan (filed as Exhibit 99.3 to Registration Statement on Form S-8 of DTS, Inc., filed August 10, 2015, and incorporated herein by reference)
10.38+	Amendment No. 2 to DTS, Inc. 2014 New Employee Incentive Plan (filed as Exhibit 99.3 to Registration Statement on Form S-8 of DTS, Inc., filed November 9, 2015, and incorporated herein by reference)
10.39+	DTS, Inc. 2013 Employee Stock Purchase Plan (filed as Exhibit 99.1 to Registration Statement on Form S-8 of DTS, Inc., filed August 16, 2013, and incorporated herein by reference)
10.40+	DTS, Inc. 2013 Foreign Subsidiary Employee Stock Purchase Plan (filed as Exhibit 99.2 to Registration Statement on Form S-8 of DTS, Inc., filed August 16, 2013, and incorporated herein by reference)
10.41+	DTS, Inc. 2012 Equity Incentive Plan and Amendment No. 1 (filed as Appendix A to Definitive Proxy Statement on Schedule 14A of DTS, Inc., filed April 14, 2015, and incorporated herein by reference)
10.42+

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

Dated: February 18, 2020

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

Signature	Title	Date

/s/ Jon Kirchner	Chief Executive Officer and Director (Principal
Jon Kirchner	Executive Officer)	February 18, 2020

/s/ Robert J. Andersen	Executive Vice President and Chief Financial
Robert J. Andersen	Officer (Principal Financial and Accounting Officer)	February 18, 2020

/s/ Richard S. Hill
Richard S. Hill	Chairman of the Board of Directors	February 18, 2020

/s/ Darcy Antonellis
Darcy Antonellis	Director	February 18, 2020

/s/ Dave Habiger
Dave Habiger	Director	February 18, 2020

/s/ V. Sue Molina
V. Sue Molina	Director	February 18, 2020

/s/ George A. Riedel
George A. Riedel	Director	February 18, 2020

/s/ Christopher A. Seams
Christopher A. Seams	Director	February 18, 2020