Form 10-Q
period 2020-03-31
Xperi Corp
filed 2020-05-06
CIK 1690666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2020 was 50,534,837.

XPERI CORPORATION

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income (loss)	$18,785	$(25,430)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment	1,729	1,668
Amortization of intangible assets	22,509	25,459
Stock-based compensation expense	7,987	7,623
Deferred income taxes	(2,064)	(14,689)
Allowance for credit losses	1,944	(204)
Other	1,354	1,068
Changes in operating assets and liabilities:
Accounts receivable	(8,318)	(11,545)
Unbilled contracts receivable, net	(6,022)	47,262
Other assets	(739)	697
Accounts payable	(760)	(991)
Accrued and other liabilities	(5,212)	(16,795)
Deferred revenue	1,451	(302)
Net cash from operating activities	32,644	13,821
Cash flows from investing activities:
Purchases of property and equipment	(688)	(858)
Proceeds from sales of investments	3,345	—
Proceeds from maturities of investments	8,500	9,490
Net cash from investing activities	11,157	8,632
Cash flows from financing activities:
Dividend paid	(10,036)	(9,822)
Repayment of debt	—	(50,000)
Proceeds from exercise of stock options	1	253
Proceeds from employee stock purchase program	3,232	3,111
Repurchase of common stock	(3,144)	(3,131)
Net cash from financing activities	(9,947)	(59,589)
Net increase (decrease) in cash and cash equivalents	33,854	(37,136)
Cash and cash equivalents at beginning of period	74,551	113,625
Cash and cash equivalents at end of period	$108,405	$76,489
Supplemental disclosure of cash flow information:
Interest paid	$3,637	$6,044
Income taxes paid, net of refunds	$5,637	$5,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$108,405	$74,551
Available-for-sale debt securities, at fair value (amortized cost and allowance for credit losses of $33,932 and $0, respectively, at March 31, 2020)	33,677	45,802
Equity securities	390	1,124
Accounts receivable, net of allowance for credit losses of $2,510 and $566 respectively	30,835	24,177
Unbilled contracts receivable	126,679	121,826
Other current assets	13,507	13,735
Total current assets	313,493	281,215
Long-term unbilled contracts receivable	27,557	26,672
Property and equipment, net	31,836	32,877
Operating lease right-of-use assets	16,455	17,786
Intangible assets, net	209,766	232,275
Long-term deferred tax assets	3,675	3,660
Goodwill	385,784	385,784
Other assets	68,643	67,676
Total assets	$1,057,209	$1,047,945
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,890	$4,650
Accrued legal fees	1,917	1,316
Accrued liabilities	35,284	41,433
Deferred revenue	2,171	720
Total current liabilities	43,262	48,119
Long-term deferred tax liabilities	29,585	29,735
Long-term debt, net	335,293	334,679
Noncurrent operating lease liabilities	12,345	13,414
Other long-term liabilities	75,073	76,898
Total liabilities	495,558	502,845
Commitments and contingencies (Note 14)
Xperi stockholders’ equity:
Preferred stock: $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 64,716 and 63,622 shares issued, respectively, and 50,530 and 49,620 shares outstanding, respectively	65	64
Additional paid-in capital	779,500	768,284
Treasury stock at cost: 14,186 and 14,002 shares of common stock at each period end, respectively	(371,845)	(368,701)
Accumulated other comprehensive loss	(327)	(53)
Retained earnings	157,617	148,317
Total Xperi stockholders’ equity	565,010	547,911
Noncontrolling interest	(3,359)	(2,811)
Total equity	561,651	545,100
Total liabilities and equity	$1,057,209	$1,047,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
Royalty and license fees	$117,665	$56,567
Total revenue	117,665	56,567
Operating expenses:
Cost of revenue	1,584	2,207
Research, development and other related costs	29,139	27,039
Selling, general and administrative	37,803	30,569
Amortization expense	22,509	25,459
Litigation expense	2,103	1,290
Total operating expenses	93,138	86,564
Operating income (loss)	24,527	(29,997)
Interest expense	(4,251)	(6,685)
Other income and expense, net	565	2,302
Income (loss) before taxes	20,841	(34,380)
Provision for (benefit from) income taxes	2,056	(8,950)
Net income (loss)	$18,785	$(25,430)
Less: net loss attributable to noncontrolling interest	(551)	(347)
Net income (loss) attributable to Xperi	$19,336	$(25,083)
Income (loss) per share attributable to Xperi:
Basic	$0.39	$(0.51)
Diluted	$0.39	$(0.51)

Weighted average number of shares used in per share calculations-basic	49,945	48,721
Weighted average number of shares used in per share calculations-diluted	50,199	48,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income (loss)	$18,785	$(25,430)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax	(274)	178
Other comprehensive income (loss)	(274)	178
Comprehensive income (loss)	18,511	(25,252)
Less: comprehensive income (loss) attributable to noncontrolling interest	(551)	(347)
Comprehensive income (loss) attributable to Xperi	$19,062	$(24,905)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Total Xperi Stockholders' Equity
Three Months Ended March 31, 2020	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at January 1, 2020	49,620	$64	$768,284	14,002	$(368,701)	$(53)	$148,317	$(2,811)	$545,100
Issuance of subsidiary shares to noncontrolling interest	—	—	(3)	—	—	—	—	3	—
Net income (loss)	—	—	—	—	—	—	19,336	(551)	18,785
Other comprehensive loss	—	—	—	—	—	(274)	—	—	(274)
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(10,036)	—	(10,036)
Issuance of common stock in connection with employee stock purchase plan	236	—	3,232	—	—	—	—	—	3,232
Issuance of restricted stock, net of shares canceled	858	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(184)	—	—	184	(3,144)	—	—	—	(3,144)
Stock-based compensation expense	—	—	7,987	—	—	—	—	—	7,987
Balance at March 31, 2020	50,530	$65	$779,500	14,186	$(371,845)	$(327)	$157,617	$(3,359)	$561,651

	Total Xperi Stockholders' Equity
Three Months Ended March 31, 2019	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at January 1, 2019	48,408	$62	$730,695	13,804	$(364,195)	$(328)	$253,208	$(1,295)	$618,147
Issuance of subsidiary shares to noncontrolling interest	—	—	22	—	—	—	—	(22)	—
Net loss	—	—	—	—	—	—	(25,083)	(347)	(25,430)
Other comprehensive income	—	—	—	—	—	178	—	—	178
Other (1)	—	—	—	—	—	—	(2,859)	—	(2,859)
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(9,822)	—	(9,822)
Issuance of common stock in connection with exercise of stock options	14	—	252	—	—	—	—	—	252
Issuance of common stock in connection with employee stock purchase plan	227	—	3,111	—	—	—	—	—	3,111
Issuance of restricted stock, net of shares canceled	698	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(138)	—	—	138	(3,131)	—	—	—	(3,131)
Stock-based compensation expense	—	—	7,623	—	—	—	—	—	7,623
Balance at March 31, 2019	49,209	$63	$741,703	13,942	$(367,326)	$(150)	$215,444	$(1,664)	$588,070

(1)	Refer to “Note 1 – The Company and Basis of Presentation.”

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

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2020 and 2019, and for the three months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2019 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 18, 2020 (the “Form 10-K”).

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020 or any future period and the Company makes no representations related thereto.

In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As a result of issuing new shares in Perceive to noncontrolling interests, the Company’s ownership interest in Perceive decreased to approximately 83% as of March 31, 2020. The operating results of Perceive have been consolidated in the Company’s condensed consolidated financial statements for all periods presented.

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

On December 18, 2019, the Company entered into an Agreement and Plan of Merger and Reorganization (as amended on January 31, 2020, the “Merger Agreement”) with TiVo Corporation (“TiVo”) to combine in an all-stock merger of equals transaction (the “Mergers”). The Mergers are expected to close and become effective (the “Effective Time”) during the second quarter of 2020, subject to regulatory approvals, the approval by the shareholders of each company, and other customary closing conditions.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as noted below, there have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies described in the Form 10-K.

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

The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the disease is contained. The Company expects this to have a negative impact on its revenue, billings and results of operations, the size and duration of which it is currently unable to predict. The Company anticipates that the impact of the COVID-19 virus will increase volatility and make the estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes more difficult, however, as of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

Recently Adopted Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The current expected credit loss model is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. Current expected credit losses, and subsequent adjustments, represent an estimate of lifetime expected credit losses that are recorded as an allowance deducted from the amortized cost of the financial instrument. The updated guidance also amends the other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments for credit-related losses through an allowance and eliminating the length of time a security has been in an unrealized loss position as a consideration in the determination of whether a credit loss exists. On January 1, 2020, the Company adopted the new standard using a modified retrospective transition approach for the provisions related to application of the current expected credit loss model to financial instruments and using a prospective transition approach for the provisions related to credit losses on available-for-sale debt securities. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. For additional detail, refer to Note 3 – “Revenue.”

Recent Accounting Pronouncements

On December 18, 2019, FASB released ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The purpose of the update is to reduce the complexity pertaining to certain areas in accounting for income taxes. Key amendments from ASU 2019-12 include, but are not limited to, the accounting for hybrid tax regimes, step-up in tax basis goodwill in non-business combination transactions, intraperiod tax allocation exception to the incremental approach and interim period accounting for enacted changes in tax law. ASU 2019-12 is effective for the Company in the first quarter of the year ending

December 31, 2021. The Company is in the process of evaluating the impact of the adoption of this new standard on its consolidated financial statements.

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

For additional detail on the Company's revenue disaggregated by geographic location, refer to Note 15 – “Segment and Geographic Information.”

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

Allowance for Credit Losses

The allowance for credit losses, which includes the allowance for accounts receivable and unbilled contracts receivable, represents the Company’s best estimate of lifetime expected credit losses inherent in those financial assets. The Company’s lifetime expected credit losses are determined using relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. The Company monitors its credit exposure through ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. In addition, the Company performs routine credit management activities such as timely account reconciliations, dispute resolution and payment confirmations and may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

The Company’s long-term unbilled contracts receivable is derived from fixed-fee or minimum-guarantee arrangements, primarily with large well-capitalized companies. It is considered to be of high credit quality due to past collection history and the nature of the customers.

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2020 (in thousands):

Three Months Ended March 31, 2020
Beginning balance, prior to adoption of Topic 326	$566
Impact of adopting Topic 326	—
Provision for credit loss expense (1)	2,213
Recoveries/charged-off	(269)
Balance at end of period	$2,510

(1) The increase in provision for credit loss expense was based on assessment of current conditions including the COVID-19 pandemic and anticipation of delayed or delinquent payments on existing accounts receivable as a result of declining financial health and liquidity positions of certain of our customers.

Additional Disclosures Under Topic 606

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$50	$1,043
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements)*	$47,511	$1,165

*True ups represent the differences between the Company’s quarterly estimates of per unit royalty revenue and actual production/sales-based royalties reported by licensees in the following period. Licensee reporting adjustments represent corrections or revisions to previously reported per unit royalties by licensees, generally resulting from the Company’s inquiries or compliance audits. Settlements represent resolutions of litigation during the period for past royalties owed pursuant to expired or terminated IP license agreements.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under the Company’s engineering services contracts. The Company's remaining revenue under contracts with performance obligations was as follows (in thousands):

	As of
	March 31, 2020	December 31, 2019
Revenue from contracts with performance obligations expected to be satisfied in:
One year or less	$5,083	$5,337
More than one year but less than two years	990	990
More than two years	345	345
Total	$6,418	$6,672

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

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid income taxes	$2,711	$2,364
Prepaid expenses	7,263	8,802
Other	3,533	2,569
	$13,507	$13,735

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Equipment, furniture and other	$32,969	$32,504
Building and improvements	18,309	18,258
Land	5,300	5,300
Leasehold improvements	8,121	8,103
	64,699	64,165
Less: accumulated depreciation and amortization	(32,863)	(31,288)
	$31,836	$32,877

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 amounted to $1.7 million and $1.7 million, respectively.

Other assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Non-current income tax receivable	$66,137	$64,570
Other assets	2,506	3,106
	$68,643	$67,676

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Employee compensation and benefits	$11,885	$18,404
Third-party royalties	4,523	6,165
Current portion of operating lease liabilities	5,536	5,845
Accrued expenses	8,152	7,930
Other	5,188	3,089
	$35,284	$41,433

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Long-term income tax payable	$74,943	$76,767
Other	130	131
	$75,073	$76,898

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Unrealized loss on available-for-sale debt securities, net of tax	$(327)	$(53)
	$(327)	$(53)

Other income and expense, net, consisted of the following (in thousands):

	Three Months Ended,
	March 31, 2020	March 31, 2019
Interest income from significant financing components under Topic 606	$975	$1,866
Interest income from investments	485	600
Unrealized loss on marketable equity securities	(733)	(410)
Other income (expense)	(162)	246
	$565	$2,302

NOTE 5 – FINANCIAL INSTRUMENTS

The Company has investments in debt securities which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and in equity securities consisting of money market funds and common equity securities of a publicly traded Japanese company. The Company classifies its debt securities as available-for-sale (“AFS”), which are accounted for at fair value with credit related losses recognized as a provision for credit loss expense in its Condensed Consolidated Statements of Operations and all non-credit related unrealized gains and losses recognized in accumulated other comprehensive income or loss on the Condensed Consolidated Balance Sheets. Under ASU 2016-01 (Topic 321), equity securities are measured at fair value with unrealized gains and losses recognized in other income and expense, net, on the Condensed Consolidated Statements of Operations.

The following is a summary of marketable securities at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$32,608	$16	$(272)	$—	$32,352
Commercial paper	1,324	1	—	—	1,325
Total debt securities	33,932	17	(272)	—	33,677
Money market funds	34,791	—	—	—	34,791
Marketable equity securities	3,405	—	(3,015)	—	390
Total equity securities	38,196	—	(3,015)	—	35,181
Total marketable securities	$72,128	$17	$(3,287)	$—	$68,858
Reported in:
Cash and cash equivalents					$34,791
Available-for-sale debt securities					33,677
Equity securities					390
Total marketable securities					$68,858

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$41,730	$29	$(13)	$41,746
Commercial paper	4,052	4	—	4,056
Total debt securities	45,782	33	(13)	45,802
Money market funds	2,601	—	—	2,601
Marketable equity securities	3,405	—	(2,281)	1,124
Total equity securities	6,006	—	(2,281)	3,725
Total marketable securities	$51,788	$33	$(2,294)	$49,527
Reported in:
Cash and cash equivalents				$2,601
Available-for-sale debt securities				45,802
Equity securities				1,124
Total marketable securities				$49,527

At March 31, 2020 and December 31, 2019, the Company had $142.5 million and $121.5 million, respectively, in cash, cash equivalents and short-term investments. These balances include $73.6 million and $72.0 million in cash held in operating accounts not included in the tables above at March 31, 2020 and December 31, 2019, respectively.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not significant during the three months ended March 31, 2020 and 2019, respectively.

Unrealized losses on marketable debt securities were $0.3 million and $0.1 million, net of tax, as of March 31, 2020 and December 31, 2019, respectively. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. In addition, the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the investments and it is more likely than not that it will not be required to sell the investments before recovery of their amortized cost bases. For the three months ended March 31, 2020, the Company did not recognize a provision for credit loss expense related to its AFS debt securities. For the three months ended March 31, 2019, the Company did not record any impairment charges related to its AFS debt securities.

The following table summarizes the fair value and gross unrealized losses related to individual AFS debt securities at March 31, 2020 and December 31, 2019, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$21,256	$(265)	$3,995	$(7)	$25,251	$(272)
Total	$21,256	$(265)	$3,995	$(7)	$25,251	$(272)

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$20,031	$(10)	$8,753	$(3)	$28,784	$(13)
Total	$20,031	$(10)	$8,753	$(3)	$28,784	$(13)

The estimated fair value of marketable debt securities by contractual maturity at March 31, 2020 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$23,548
Due in one to two years	10,129
Total	$33,677

Equity Securities

On September 19, 2018, the Company purchased seven million common shares of Onkyo Corporation (“Onkyo”), a publicly traded Japanese company and a long-standing customer of the Company, pursuant to the Capital Alliance Agreement (“Agreement”) entered into between the two parties on September 3, 2018. Upon making the investment, the Company held a 6.3% ownership interest in Onkyo. Due to changes in business expectations, the Company determined not to continue discussions on the business alliance. On July 5, 2019, the Company sold approximately 2.8 million shares of Onkyo stock and realized a gain of $0.9 million. There were no sales of the Onkyo investment during the three months ended March 31, 2020 and 2019. The Company intends to sell the remaining shares over time depending on market conditions.

The Company recorded unrealized losses on its Onkyo investment of $0.7 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively. Cumulative unrealized losses on the investment amounted to $3.0 million through March 31, 2020.

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

Under the Company’s policy election, these derivatives are not designated as hedge instruments, which are measured and reported at fair value. Changes in the fair value of these undesignated derivatives are reported in other income and expense, net, on the Condensed Consolidated Statements of Operations. Realized losses and changes in the estimated fair value of the derivatives were not significant in the three months ended March 31, 2020 and 2019.

The notional and fair values of all derivative instruments were as follows (in thousands):

Undesignated derivatives (foreign exchange contracts)	March 31, 2020	December 31, 2019
Assets
Other current assets	$114	$—
Total fair value	$114	$—
Total notional value	$5,000	$—

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2019 and March 31, 2020.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of March 31, 2020 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$34,791	$34,791	$—	$—
Marketable equity securities (2)	390	390
Corporate bonds and notes - debt securities (3)	32,352	—	32,352	—
Commercial paper - debt securities (3)	1,325	—	1,325	—
Total Assets	$68,858	$35,181	$33,677	$—
(1)	Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)	Reported as equity securities in the Condensed Consolidated Balance Sheet.
(3)	Reported as AFS debt securities in the Condensed Consolidated Balance Sheet.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$2,601	$2,601	$—	$—
Marketable equity securities (2)	1,124	1,124	—	—
Commercial paper - debt securities (3)	4,056	—	4,056	—
Corporate bonds and notes - debt securities (3)	41,746	—	41,746	—
Total Assets	$49,527	$3,725	$45,802	$—
(1)	Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)	Reported as equity securities in the Condensed Consolidated Balance Sheet.
(3)	Reported as AFS debt securities in the Condensed Consolidated Balance Sheet.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$335,293	$323,253	$334,679	$335,642
(1)

Carrying amounts of long-term debt are net of unamortized debt issuance costs of $8.7 million and $9.3 million as of March 31, 2020 and December 31, 2019, respectively. See “Note 8 – Debt” for additional information.

The Company’s long-term debt, net, is classified within Level 2. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – ACQUISITION, GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

On December 18, 2019, the Company entered into a merger agreement with TiVo in an all-stock merger of equals transaction. See “Note 1 – The Company and Basis of Presentation.”

The Company's reporting units include the Product Licensing segment and the Semiconductor and IP Licensing segment. Of the carrying value of goodwill, approximately $378.1 million was allocated to the Product Licensing segment and approximately $7.7 million was allocated to the Semiconductor and IP Licensing segment as of March 31, 2020 and December 31, 2019.

During the first quarter of 2020, the COVID-19 pandemic rapidly spread globally and has created unprecedented disruptions in economic activity and financial markets. Due to resulting changes in macroeconomic conditions, industry outlook, and a meaningful decline in the Company’s share price, indicators of potential goodwill impairment were identified. The Company proceeded with a quantitative interim goodwill impairment test as of March 31, 2020. Based on the quantitative assessment, the Company concluded that the fair value of the reporting units exceeded the carrying amount for both Product Licensing and Semiconductor and IP Licensing. As a result, no goodwill impairment charges were recognized in the three months ended March 31, 2020.

Identified intangible assets consisted of the following (in thousands):

	Average	March 31, 2020			December 31, 2019
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Acquired patents / core technology	3-15	$151,184	$(137,086)	$14,098	$151,184	$(135,952)	$15,232
Existing technology	5-10	206,878	(139,590)	67,288	206,878	(130,890)	75,988
Customer contracts and related relationships	3-9	291,769	(186,173)	105,596	291,769	(174,741)	117,028
Trademarks/trade name	4-10	40,083	(17,299)	22,784	40,083	(16,056)	24,027
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total intangible assets		$692,145	$(482,379)	$209,766	$692,145	$(459,870)	$232,275

Amortization expense for the three months ended March 31, 2020 and 2019 amounted to $22.5 million and $25.5 million, respectively.

As of March 31, 2020, the estimated future amortization expense of total intangible assets was as follows (in thousands):

2020 (remaining 9 months)	$66,285
2021	81,084
2022	32,645
2023	21,766
2024	5,462
Thereafter	2,524
$209,766

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

The Company’s obligations under the Credit Agreement, as amended by the Amendment, continue to be guaranteed by substantially all of the Company’s subsidiaries, and secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Company was in compliance with all requirements during the three months ended March 31, 2020.

At March 31, 2020, $344.0 million was outstanding with an interest rate, including the amortization of debt issuance costs, of 4.9%. Interest is payable monthly. There were also $8.7 million of unamortized debt issuance costs recorded as a reduction of the long-term portion of the debt. Interest expense was $4.3 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively. Amortized debt issuance costs, which were included in interest expense, amounted to $0.6 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2020 (remaining 9 months)	$—
2021	—
2022	—
2023	344,000
2024	—
Thereafter	—
Total	$344,000

As disclosed in “Note 1 – The Company and Basis of Presentation,” in connection with the planned Mergers, the Company and TiVo intend to refinance each company’s debt on a combined basis upon closing of the transaction, which is currently expected in the second quarter of 2020. To meet this objective, the companies have secured $1.1 billion of committed debt financing as described in “Note 1.”

NOTE 9 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Denominator:
Weighted average common shares outstanding	49,945	48,721
Less: shares of restricted stock subject to repurchase	—	—
Total common shares-basic	49,945	48,721
Effect of dilutive securities:
Options	3	—
Restricted stock awards and units	251	—
Total common shares-diluted	50,199	48,721

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

For the three months ended March 31, 2020, 2.1 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

For the three months ended March 31, 2019, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 2.1 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share for the three months ended March 31, 2019, because including them would have been anti-dilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In August 2007, the Company’s Board of Directors (the “Board”) authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. There were no repurchases during the three months ended March 31, 2020. The Company has repurchased a total of approximately 13,279,000 shares of common stock since inception of the plan, at an average price of $26.25 per share for a total cost of $348.6 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2020, the total remaining amount available for repurchase was $101.4 million.

Stock Option Plans

The 2003 Plan

As of March 31, 2020, there were approximately 0.9 million shares reserved for future grant under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”).

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2019	605	$26.68
Options granted	—	—
Options exercised	—	—
Options canceled / forfeited / expired	(17)	$22.05
Balance at March 31, 2020	588	$26.77

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of March 31, 2020 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2019	2,371	554	2,925	$25.99
Awards and units granted	1,007	—	1,007	$10.75
Awards and units vested / earned	(754)	(104)	(858)	$27.57
Awards and units canceled / forfeited	(11)	(134)	(145)	$30.26
Balance at March 31, 2020	2,613	316	2,929	$20.07

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

Employee Stock Purchase Plans

As of March 31, 2020, there were approximately 815,000 shares reserved for grant under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”) and the International Employee Stock Purchase Plan (the “IESPP”), collectively.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Research, development and other related costs	$3,036	$3,603
Selling, general and administrative	4,951	4,020
Total stock-based compensation expense	7,987	7,623
Tax effect on stock-based compensation expense	(1,000)	(1,315)
Net effect on net income (loss)	$6,987	$6,308

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2020 and 2019 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Restricted stock awards and units	$7,294	$6,934
Employee stock purchase plan	690	621
Employee stock options	3	68
Total stock-based compensation expense	$7,987	$7,623

There were no options granted in the three months ended March 31, 2020 and 2019.

ESPP grants occur in February and August. The following assumptions were used to value the ESPP shares for these grants:

	February 2020	February 2019
Expected life (years)	2.0	2.0
Risk-free interest rate	1.4%	2.5%
Dividend yield	4.0%	5.4%
Expected volatility	45.8%	53.4%

NOTE 12 – INCOME TAXES

For the three months ended March 31, 2020, the Company recorded an income tax expense of $2.1 million on pretax income of $20.8 million, which resulted in an effective tax rate of 9.9%. The income tax expense for the three months ended March 31, 2020 was primarily related to tax expense from operating income, increase in certain non-deductible expenses, shortfalls from stock-based compensation, increase in valuation allowance on certain deferred tax assets, and unrealized foreign exchange losses from the prior year Korea refund claim, offset by a deduction from foreign-derived intangible income and the release of unrecognized tax benefits due to lapse in statute of limitation.

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

The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The change from income tax benefit to income tax expense for the period ended March 31, 2020 as compared to the prior year is largely attributable to operating income, increase in certain non-deductible expenses and unrealized foreign exchange loss from the Korean refund claim partially offset by tax benefits from the release of unrecognized tax benefits due to lapse in statute of limitation.

During the fourth quarter of 2019, the Company filed a refund claim for foreign taxes previously withheld from licensees in Korea based on recent court rulings in Korea and other business factors. These previously withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of the Company’s refund claim, it recorded a non-current income tax receivable of $65.2 million in income tax receivable, an unrecognized tax benefit of $48.2 million in other long-term liabilities, and a reduction in deferred tax assets of $17.0 million. The Company anticipates filing a refund claim for the 2020 year-to-date

Korean withholding taxes. During the first quarter of 2020, an additional non-current income tax receivable of $4.8 million, an unrecognized tax benefit of $2.4 million in other long-term liabilities, and a reduction in deferred tax assets of $2.3 million were recorded. At March 31, 2020, the Company had recorded a cumulative unrealized foreign exchange loss of approximately $3.9 million as a reduction in non-current income tax receivable.

As of March 31, 2020, unrecognized tax benefits were $85.5 million (which is included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheet), of which $81.6 million would affect the effective tax rate if recognized. As of March 31, 2019, unrecognized tax benefits were $33.7 million (which was included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheet), of which $21.3 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2020 and 2019, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $1.1 million and $1.2 million as of March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, the Company’s 2015 through 2018 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company has submitted a withholding tax refund claim with the Korean authorities and the final outcome is not anticipated to be settled within the next twelve months.

NOTE 13 – LEASES

The Company leases office and research facilities and office equipment under operating leases which expire through 2028. The Company’s leases have remaining lease terms of one year to nine years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within one year or less. Leases with an initial term of 12 months or less are not recorded; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

Lease cost is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost (1)	$2,181	$1,951

(1) Includes short-term leases and variable lease costs, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended,
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,638	$1,554
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$—	$1,045

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	4.4	4.6
Weighted-average discount rate:
Operating leases	5.7%	5.7%

Future minimum lease payments and related lease liabilities as of March 31, 2020 were as follows (in thousands):

Operating Leases
2020 (remaining 9 months)	$4,747
2021	4,558
2022	3,259
2023	3,235
2024	2,619
Thereafter	1,977
Total lease payments	20,395
Less: imputed interest (1)	(2,514)
Present value of lease liabilities:	$17,881

Less: current obligations under leases (accrued liabilities)	5,536
Noncurrent operating lease liabilities	$12,345

(1) Calculated using the interest rate for each lease.

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

As of December 31, 2019, future minimum lease payments were as follows (in thousands):

Operating Leases
2020	$6,387
2021	4,558
2022	3,259
2023	3,235
2024	2,619
Thereafter	1,977
Total lease payments	22,035
Less: imputed interest	(2,776)
Present value of lease liabilities:	$19,259

Less: current obligations under leases (accrued liabilities)	5,845
Noncurrent operating lease liabilities	$13,414

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Commitments

There have been no material changes to the Company’s purchase and other commitments in the three months ended March 31, 2020. For detail, refer to “Note 15 – Commitments and Contingencies” in its Form 10-K for the year ended December 31, 2019.

Leases

The Company leases office and research facilities and office equipment under operating leases which expire at various dates through 2028. The terms of some of the Company’s leases provide for rental payments on a graduated scale. Lease expense is recorded on a straight-line basis over the lease term. For further details, refer to “Note 13 – Leases.”

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

The Semiconductor and IP Licensing segment includes the Company’s Tessera, Invensas and Invensas Bonding Technologies subsidiaries, which license semiconductor packaging and interconnect technologies and associated IP.  Semiconductor and IP Licensing revenue is derived from technology and IP licenses to semiconductor companies, foundries and packaging companies. The Company has a long history of developing and monetizing next-generation technologies, including chip-scale and multi-chip packaging solutions as well as low-temperature wafer and die bonding solutions. Today, the Company is actively developing and licensing 3D semiconductor packaging, interconnect and bonding solutions for semiconductors that are used in everyday products such as smartphones, tablets, and laptops as well as servers used in datacenters. The Company also provides engineering services to its customers to assist them in their evaluation and adoption of the Company’s technologies including the transition into high volume production.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
Product Licensing segment	$55,942	$44,567
Semiconductor and IP Licensing segment	61,723	12,000
Total revenue	117,665	56,567
Operating expenses:
Product Licensing segment	45,166	45,757
Semiconductor and IP Licensing segment	10,169	10,238
Unallocated operating expenses (1)	37,803	30,569
Total operating expenses	93,138	86,564
Operating income (loss):
Product Licensing segment	10,776	(1,190)
Semiconductor and IP Licensing segment	51,554	1,762
Unallocated operating expenses (1)	(37,803)	(30,569)
Total operating income (loss)	$24,527	$(29,997)

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

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2020		March 31, 2019
Japan	$51,322	44%	$17,232	31%
Korea	27,583	23	17,503	31
U.S.	23,136	20	11,432	20
China	8,846	7	3,443	6
Europe and Middle East	4,448	4	4,000	7
Other	2,330	2	2,957	5
	$117,665	100%	$56,567	100%

For the three months ended March 31, 2020 and 2019, there were two customers and one customer, respectively, that accounted for 10% or more of total revenue. As of March 31, 2020 and December 31, 2019, there were two and three customers, respectively, that each accounted for 10% or more of total accounts receivable.

NOTE 16 - SUBSEQUENT EVENTS

On April 30, 2020, the Board declared a cash dividend of $0.20 per share of common stock, payable on May 27, 2020 to the stockholders of record at the close of business on May 20, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2019 found in the Form 10-K.

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

Xperi, the Xperi logo, Tessera, the Tessera logo, DTS, the DTS logo, FotoNation, Invensas, the Invensas logo, BVA, ZiBond, DBI, DBI Ultra, DTS‑HD, DTS Audio Processing, DTS:X Ultra, DTS Virtual:X, DTS Headphone:X, DTS Play‑Fi, DTS:X, Perceive, Ergo, and HD Radio are trademarks or registered trademarks of Xperi Corporation or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

In this Quarterly Report, the “Company,” “we,” “us” and “our” refer to Xperi Corporation, which operates its business through its subsidiaries. Unless specified otherwise, the financial results in this Quarterly Report are those of the Company and its subsidiaries on a consolidated basis.

Business Overview

Xperi is a publicly-traded technology company with headquarters in Silicon Valley and operations around the world. Through its operating subsidiaries, Xperi creates, develops and licenses innovative audio, imaging, semiconductor packaging and interconnect technologies. We have approximately 700 employees and 30 years of operating experience.

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

On December 18, 2019, we entered into a definitive agreement with TiVo to combine in an all-stock merger of equals transaction. The transaction will create a leading consumer and entertainment technology licensing business and one of the industry’s largest intellectual property (IP) licensing platforms with a diverse portfolio of entertainment and semiconductor intellectual property. The transaction is expected to close and become effective during the second quarter of 2020, subject to regulatory approvals, the approval by the shareholders of each company, and other customary closing conditions. For further discussion on the planned Mergers, refer to “Item 1A. Risk Factors,” and “Note 1 – The Company and Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements.

The planned Mergers will result in material changes to the combined companies’ balance sheet, results of operations and cash flows. Xperi and TiVo intend to refinance their existing indebtedness on a combined basis. We have obtained a debt commitment letter for an aggregate principal amount of $1,100 million in debt financing in order to pay transaction expenses in connection with the planned merger and to refinance the existing indebtedness of the Company and TiVo. As a result, the combined company’s debt balance will increase substantially following the planned merger. Additionally, our combined revenue, operating expenses, and cash from operations should all increase, resulting in the trends noted below in our “Results of Operations” to be altered going forward.

COVID-19 Impact

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared coronavirus disease (“COVID-19”) a pandemic. In an effort to protect the health and safety of our employees, we took proactive, aggressive action from the earliest signs of the outbreak to adopt social distancing policies at our locations around the world, including working from home, limiting the number of employees attending meetings, and suspending employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all business locations not deemed “essential,” isolate people to their places of residence, and practice social distancing when engaging in essential activities.

We anticipate that these actions and the resulting global economic impacts will negatively impact our consolidated financial results in the second quarter and in later periods of 2020. The impact to date has included significant volatility and a decline in demand in various markets and industries, particularly the automotive market, which will adversely impact our revenue and billings. In addition, we recorded an incremental provision for credit losses of approximately $2.0 million due to heightened risk of nonpayment on existing accounts receivable as a result of the impaired financial condition and liquidity positions of certain of our customers.

We have been closely monitoring the COVID-19 pandemic and its impacts on our business, including legislation to mitigate the impact of COVID-19 such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act which was enacted on March 27, 2020. More than half of our anticipated billings for 2020 are derived from fixed-fee and minimum-guarantee arrangements, primarily from large, well-capitalized customers which we believe somewhat mitigates the risks to our business. Although at present time we are unable to predict the full impact and duration of COVID-19 on our business, we are actively managing our financial expenditures in response to the current uncertainty. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part II, Item 1A – Risk Factors.

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

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
Royalty and license fees	100%	100%
Total revenue	100	100
Operating expenses:
Cost of revenue	1	4
Research, development and other related costs	25	48
Selling, general and administrative	32	54
Amortization expense	19	45
Litigation expense	2	2
Total operating expenses	79	153
Operating income (loss)	21	(53)
Interest expense	4	12
Other income and expense, net	(1)	(4)
Income (loss) before taxes	18	(61)
Provision for (benefit from) income taxes	2	(16)
Net income (loss)	16%	(45)%

Our royalty and license fees were as follows (in thousands, except for percentages):

	Three Months Ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)	% Change
Royalty and license fees	$117,665	$56,567	$61,098	108%

The $61.1 million or 108% increase in revenue was driven primarily by a litigation settlement reached in March 2020, and secondarily by higher minimum guarantee (“MG”) revenue due to the timing and duration of MG contracts up for renewal and executed during the quarter.

Our billings were as follows (in thousands, except for percentages):

	Three Months Ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)	% Change
Total billings	$112,793	$104,302	$8,491	8%

The $8.5 million or 8% increase in billings was due primarily to the payments from the aforementioned litigation settlement, partially offset by lower billings in other Semiconductor and IP Licensing agreements expiring at the end of 2019, and by lower Product Licensing billings.

With changes in revenue recognition due to the adoption of Topic 606 in 2018, we anticipate our revenue for 2020 will continue to be impacted due principally to our inability to record future billings as revenue in 2020 and later periods, where such revenue arises from minimum guarantee and fixed fee licensing contracts in place prior to adoption of Topic 606 on January 1, 2018. This accounting change will not impact billings or the cash flow from these contracts. Furthermore, we may experience greater variability in quarterly and annual revenue in future periods as a result of the revenue accounting treatment applied to future minimum guarantee and fixed fee licensing contracts. Management places greater emphasis on billings and cash flows rather than revenue and net operating results to internally evaluate our financial performance.

Cost of Revenue

Cost of revenue consists of royalties paid to third parties and direct compensation and related expenses to provide non-recurring engineering (“NRE”) services.

Cost of revenue for the three months ended March 31, 2020 was $1.6 million, as compared to $2.2 million for the three months ended March 31, 2019. The decrease was primarily due to lower NRE-related costs resulting from less NRE activity in the first quarter of 2020.

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

Research, development and other related costs for the three months ended March 31, 2020 were $29.1 million, as compared to $27.0 million for the three months ended March 31, 2019, an increase of $2.1 million or 8%. The increase was primarily driven by increased headcount and personnel costs in Perceive Corporation (“Perceive”), an Xperi subsidiary focused on neural network edge inference solutions to deliver smarter products that understand their environment and respond intelligently.

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

Selling, general and administrative expenses for the three months ended March 31, 2020 were $37.8 million, as compared to $30.6 million for the three months ended March 31, 2019, an increase of $7.2 million or 24%. The increase was primarily driven by $3.1 million of costs related to the planned Mergers, an increase of $2.1 million in provision for credit loss expense due primarily to the COVID-19 impact, and an increase of $1.3 million in sales/marketing promotion expense.

Amortization Expense

Amortization expense for the three months ended March 31, 2020 was $22.5 million, as compared to $25.5 million for the three months ended March 31, 2019, a decrease of $3.0 million. The decrease was primarily attributable to certain intangible assets becoming fully amortized over the past twelve months.

With the acquisition of DTS in 2016, we anticipate that amortization expense will continue to be a significant expense since we acquired approximately $479 million in intangible assets which will be amortized over the next several years. See “Note 7 – Acquisition, Goodwill and Identified Intangible Assets" in the Notes to Condensed Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the three months ended March 31, 2020 was $2.1 million, as compared to $1.3 million for the three months ended March 31, 2019, an increase of $0.8 million. The increase was due principally to increased case activity during the quarter.

We expect that litigation expense may continue to be a material portion of our operating expenses in future periods, and may fluctuate between periods, because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings, and because of litigation planned for or initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights. We currently expect litigation expense to increase in 2020 as compared to 2019 based on expected case activity on matters currently outstanding.

Upon expiration of our customers’ licenses, if those licenses are not renewed, litigation may become necessary to secure payment of reasonable royalties for the use of our patented technology. If we plan for or initiate such litigation, our future litigation expenses may increase.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Research, development and other related costs	$3,036	$3,603
Selling, general and administrative	4,951	4,020
Total stock-based compensation expense	$7,987	$7,623

Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. For the three months ended March 31, 2020, stock-based compensation expense was $7.3 million, of which $6.6 million related to restricted stock awards and units and $0.7 million related to employee stock plan purchases. For the three months ended March 31, 2019, stock-based compensation expense was $7.6 million, of which $0.1 million related to employee stock options, $6.9 million related to restricted stock awards and units and $0.6 million related to employee stock plan purchases. The increase in stock-based compensation for the three months ended March 31, 2020 was due primarily to vesting of performance awards and units.

Interest Expense

Interest expense for the three months ended March 31, 2020 and 2019 was $4.3 million and $6.7 million, respectively. The decrease in interest expense in the three months ended March 31, 2020 was primarily a result of a lower average debt balance as compared to the comparable period in 2019, coupled with lower interest rates on our debt in the current quarter. Interest expense may increase in future periods if interest rates increase.

Other Income and Expense, Net

Other income and expense, net, for the three months ended March 31, 2020 was $0.6 million, as compared to $2.3 million for the three months ended March 31, 2019. Other income and expense, net, was lower in the first quarter of 2020 due principally to a decrease in interest income from financing components under Topic 606.

Provision for Income Taxes

For the three months ended March 31, 2020, we recorded an income tax expense of $2.1 million on pretax income of $20.8 million, which resulted in an effective tax rate of 9.9%. The income tax expense for the three months ended March 31, 2020 was primarily related to tax expense from operating income, increase in certain non-deductible expenses, shortfalls from stock-based compensation, increase in valuation allowance on certain deferred tax assets, and unrealized foreign exchange losses from the prior year Korea refund claim, offset by a deduction from foreign-derived intangible income and the release of unrecognized tax benefits due to lapse in statute of limitation.

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

Our provision for income taxes is based on our worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is based on actual taxes and tax reserves for the quarter. The change from income tax benefit to income tax expense for the period ended March 31, 2020 as compared to the prior year is largely attributable to operating income, increase in certain non-deductible expenses and unrealized foreign exchange loss from the Korean refund claim, partially offset by tax benefits from the release of unrecognized tax benefits due to lapse in statute of limitation.

During the fourth quarter of fiscal 2019, we filed a refund claim for foreign taxes previously withheld from licensees in Korea based on recent court rulings in Korea and other business factors. These previously withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of our refund claim, we recorded a non-current income tax receivable of $65.2 million in income tax receivable, an unrecognized tax benefit of $48.2 million in other long-term liabilities, and a reduction in deferred tax assets of $17.0 million. We anticipate filing a refund claim for the 2020 year-to-date Korean withholding taxes. During the first quarter of 2020, an additional non-current income tax receivable of $4.8 million, an unrecognized tax benefit of $2.4 million in other long-term liabilities, and a reduction in deferred tax assets of $2.3 million were recorded. At March 31, 2020, we had recorded a cumulative unrealized foreign exchange loss of approximately $3.9 million as a reduction in non-current income tax receivable.

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

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
Product Licensing segment	$55,942	$44,567
Semiconductor and IP Licensing segment	61,723	12,000
Total revenue	117,665	56,567
Operating expenses:
Product Licensing segment	45,166	45,757
Semiconductor and IP Licensing segment	10,169	10,238
Unallocated operating expenses (1)	37,803	30,569
Total operating expenses	93,138	86,564
Operating income (loss):
Product Licensing segment	10,776	(1,190)
Semiconductor and IP Licensing segment	51,554	1,762
Unallocated operating expenses (1)	(37,803)	(30,569)
Total operating loss	$24,527	$(29,997)

(1) Unallocated operating expenses consist primarily of selling, general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $385.8 million in goodwill at March 31, 2020, approximately $378.1 million is allocated to our Product Licensing reporting segment and approximately $7.7 million is allocated to our Semiconductor and IP Licensing reporting segment.

For the three months ended March 31, 2020, the unallocated expenses were $37.8 million compared to $30.6 million for the three months ended March 31, 2019. The increase of $7.2 million was primarily attributable to $3.1 million of costs related to the planned Mergers, an increase of $2.1 million in provision for credit loss expense due primarily to the COVID-19 impact, and an increase of $1.3 million in sales/marketing promotion expense.

Product Licensing Segment

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
Royalty and license fees	$55,942	$44,567
Total revenue	55,942	44,567
Operating expenses:
Cost of revenue	1,584	2,207
Research, development and other related costs	23,149	21,123
Litigation	210	245
Amortization	20,223	22,182
Total operating expenses	45,166	45,757
Total operating income	$10,776	$(1,190)

Product Licensing revenue for the three months ended March 31, 2020 was $55.9 million as compared to $44.6 million for the three months ended March 31, 2019, an increase of $11.3 million or 25%. The increase in revenue was driven by higher MG revenue due to the timing and duration of MG contracts up for renewal and executed during the quarter, partially offset by a decrease in royalty revenue from existing arrangements.

	Three Months Ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)	% Change
Product Licensing billings	$56,590	$60,888	$(4,298)	(7)%

The decreases in billings were primarily driven by a decline in billings in the home market, due principally to an expected shift in product cycles in certain game consoles.

Due to adoption of Topic 606, we continue to expect greater variability in quarterly and annual revenue in our Product Licensing segment in future periods as a result of the revenue accounting treatment applied to minimum guarantee and fixed fee licensing contracts.

Operating expenses for the three months ended March 31, 2020 were $45.2 million and consisted of cost of revenue of $1.6 million, research, development and other related costs of $23.1 million, litigation costs of $0.2 million and amortization costs of $20.2 million. The decrease of $0.6 million in total operating expenses as compared to $45.8 million for the three months ended March 31, 2029 was primarily driven by lower cost of revenue due to less NRE activity and lower amortization expense, partially offset by an increase in R&D cost due to increased headcount and personnel cost in the Perceive subsidiary. The lower amortization was attributable to certain intangible assets becoming fully amortized over the past twelve months.

Operating income for the three months ended March 31, 2020 was $10.8 million compared to operating loss of $1.2 million for the three months ended March 31, 2019, with the variance due to the reasons stated above.

Semiconductor and IP Licensing Segment

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
Royalty and license fees	$61,723	$12,000
Total revenue	61,723	12,000
Operating expenses:
Research, development and other related costs	5,990	5,916
Litigation	1,893	1,045
Amortization	2,286	3,277
Total operating expenses	10,169	10,238
Total operating income (loss)	$51,554	$1,762

Semiconductor and IP Licensing segment revenue for the three months ended March 31, 2020 was $61.7 million as compared to $12.0 million for the three months ended March 31, 2019, an increase of $49.7 million or 414%. The increase in revenue was driven primarily by a litigation settlement reached in March 2020.

	Three Months Ended
	March 31, 2020	March 31, 2019	Increase/ (Decrease)	% Change
Semiconductor and IP Licensing billings	$56,203	$43,414	$12,789	29%

The increase in billings was due primarily to the payments from the aforementioned litigation settlement, partially offset by lower billings in other Semiconductor and IP Licensing agreements expiring at the end of 2019.

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

Operating expenses for the three months ended March 31, 2020 were $10.2 million and consisted of research, development and other related costs of $6.0 million, litigation costs of $1.9 million and amortization costs of $2.3 million. Operating expenses for the three months ended March 31, 2020 remained relatively constant as compared to the same period in 2019 as higher litigation costs during the first quarter of 2020 were offset by lower amortization. The lower amortization was attributable to certain intangible assets becoming fully amortized over the past twelve months.

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

Operating income for the three months ended March 31, 2020 was $51.6 million compared to operating income of $1.8 million for the three months ended March 31, 2019, with the variance due to the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$108,405	$74,551
Short-term investments	34,067	46,926
Total cash, cash equivalents and short-term investments	$142,472	$121,477
Percentage of total assets	14%	12%

	Three Months Ended
	March 31, 2020	March 31, 2019
Net cash from operating activities	$32,644	$13,821
Net cash from investing activities	$11,157	$8,632
Net cash from financing activities	$(9,947)	$(59,589)

Our primary sources of liquidity and capital resources are our operating cash flows and our investment portfolio. Cash, cash equivalents and short-term investments were $142.5 million at March 31, 2020, an increase of $21.0 million from $121.5 million at December 31, 2019. This increase resulted primarily from $32.6 million in cash generated from operations, which was partially offset by $10.0 million in dividends paid. Cash and cash equivalents were $108.4 million at March 31, 2020, an increase of $33.8 million from $74.6 million at December 31, 2019.

Cash flows provided by operations were $32.6 million for the three months ended March 31, 2020, primarily due to our net income of $18.8 million being further adjusted for non-cash items of depreciation of $1.7 million, amortization of intangible assets of $22.5 million, stock-based compensation expense of $8.0 million and provision for credit loss expense of $2.0 million. These increases were partially offset by a reduction of $2.1 million in deferred income taxes and $19.6 million in changes in operating assets and liabilities.

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

Net cash provided by investing activities was $11.2 million for the three months ended March 31, 2020, primarily related to maturities and sales of securities of $11.8 million, partially offset by $0.7 million in capital expenditures.

Net cash provided by investing activities was $8.6 million for the three months ended March 31, 2019, primarily related to maturities and sales of securities of $9.5 million, partially offset by $0.9 million in capital expenditures.

Net cash used in financing activities was $9.9 million for the three months ended March 31, 2020 principally due to $10.0 million in dividends paid and $3.1 million in repurchases of common stock, partially offset by $3.2 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

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

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities including corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. We invest excess cash predominantly in high-quality investment grade debt securities with less than three years to maturity. Our marketable debt securities are classified as available-for-sale with credit losses recognized as a credit loss expense and non-credit related unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income or loss. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation (“Onkyo”), a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Under Topic 321, we measure equity securities with readily determinable market value at fair value and recognize any changes in fair value in net income (loss). We recorded an unrealized loss of approximately $0.7 million on this investment in the first quarter of 2020, and we have recorded cumulative unrealized losses of $3.0 million since we made this investment. On July 5, 2019, we sold approximately 2.8 million shares of Onkyo stock (out of a total holding of 7.0 million shares), and we intend to sell the remaining shares over time depending on market conditions.

For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive income or loss. For the three months ended March 31, 2020, we did not recognize a provision for credit loss expense related to our AFS debt securities. For the three months ended March 31, 2019, we did not record any impairment charges related to our AFS debt securities.

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

At March 31, 2020, $344.0 million was outstanding under this loan facility with an interest rate, including amortization of debt issuance costs, of 4.9%. Interest is payable monthly. As the cumulative $250.0 million prepayments of debt principal we made during 2018 and 2019 exceeded the minimum principal payment requirements, we expect to have no further principal payment requirements until maturity of the loan, subject to our expected achievement of a net leverage ratio, as defined in the loan agreement, below 2.0 at the end of each fiscal year end. Because the interest rate on the loan facility is variable, we are subject to variations in our cash flows based on changes in market interest rates.

In connection with the planned Mergers, Xperi and TiVo intend to refinance each company’s debt on a combined basis upon closing of the transaction, which is currently expected in the second quarter of 2020. To meet this objective, we have secured $1.1 billion of committed debt financing pursuant to a debt commitment letter (the “Commitment Letter”) dated December 18, 2019, from Bank of America, N.A. and Royal Bank of Canada. On January 3, 2020, Barclays Bank PLC was added as an additional initial lender and an additional joint lead arranger and joint bookrunner and was reallocated a portion of the debt commitments of Bank of America, N.A. and Royal Bank of Canada under the Commitment Letter.

In August 2007, our Board of Directors (the “Board”) authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2020, the total amount available for repurchase under the plan was $101.4 million. No expiration has been specified for this plan. Since the inception of the plan, and through March 31, 2020, we have repurchased approximately 13.3 million shares of common stock at a total cost of $348.6 million at an average price of $26.25. During the three months ended March 31, 2020, we made no stock repurchases.

Since March 2015, we have paid a quarterly dividend of $0.20 per share. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments.

From 2017 through the first quarter of 2020, we generated approximately $484 million of cash flows from operating activities.  While we expect to continue to generate cash flows from operating activities for the remainder of 2020, the COVID-19 pandemic presents significant uncertainties to the level of such cash flows as compared to prior years and as compared to our previous forecasts. Currently more than half of our anticipated billings for 2020 are derived from fixed-fee and minimum-guarantee arrangements, primarily from large, well-capitalized customers which we believe somewhat mitigates the risks to our business. We are also taking actions to manage cash flows by reducing discretionary spending and other variable costs, delaying employee hiring, and closely monitoring receivables and payables.

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

As of March 31, 2020, we had accrued $74.9 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which includes $1.1 million of accrued interest. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. If we are successful in receiving our Korean withholding tax refund of $66.1 million, net of foreign exchange loss, then $51.0 million of unrecognized tax benefit would be payable to the U.S. tax authorities.

See “Note 14 - Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2020, there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recent Accounting Pronouncements

See “Note 2 - Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.

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

Merger Litigation

On March 3, 2020, a lawsuit was filed by a purported stockholder of Xperi in connection with the proposed merger between TiVo and Xperi. The lawsuit was brought as a putative class action and is captioned Jordan Rosenblatt v. TiVo Corporation, et al., No. 1:20-cv-00327 (D. Del. filed Mar. 3, 2020). The complaint names as defendants Xperi, XRAY-TWOLF HoldCo Corporation, XRAY Merger Sub Corporation, TWOLF Merger Sub Corporation, TiVo, and the TiVo Board. The complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against the individual defendants and TiVo, and alleges a claim under Section 20(a) of the Exchange Act against the individual defendants and Xperi, because the joint proxy statement/prospectus filed on February 18, 2020 purportedly omitted or misrepresented material information regarding the proposed merger between TiVo and Xperi. The complaint seeks injunctive relief, rescission or rescissory damages, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. The complaint also seeks dissemination of a registration statement that does not contain any untrue or misleading statements of material fact and a declaration that defendants violated the Exchange Act. Xperi believes the complaint is without merit and intends to vigorously defend against it.

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

The parties announced a settlement on March 10, 2020, and the case was dismissed with prejudice. This matter is now concluded.

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

Confidential ICC Arbitration

On January 9, 2020, FotoNation Ltd. and Tessera Technologies, Inc. filed a Request for Arbitration against a FotoNation customer (the “Respondent”) in the International Court of Arbitration of the International Chamber of Commerce.  The Request alleges that the Respondent breached an agreement to pay royalties under a technology agreement, and seeks damages and declaratory relief.  The Respondent filed an answer on March 18, 2020.

Inter Partes Review (IPR) Proceedings

U.S. Patent No. 5,666,046

On February 14, 2020, NVIDIA Corporation filed a petition for inter partes review of U.S. Patent No. 5,666,046 (the “’046 patent”) with the U.S. Patent Office’s Patent Trial and Appeal Board (“PTAB”). The petition requests a determination that claims 20-22 of the ’046 patent are unpatentable.  The patent owner preliminary response is due on May 21, 2020.

U.S. Patent No. 6,232,231

On February 20, 2020, NVIDIA Corporation filed a petition for inter partes review of U.S. Patent No. 6,232,231 (the “’231 patent”) with the PTAB. The petition requests a determination that claims 1-8 of the ’231 patent are unpatentable.  The patent owner preliminary response is due on June 5, 2020.

U.S. Patent No. 6,849,946

On February 20, 2020, NVIDIA Corporation filed a petition for inter partes review of U.S. Patent No. 6,849,946 (the “’946 patent”) with the PTAB. The petition requests a determination that claims 16-22 of the ’946 patent are unpatentable.  The patent owner preliminary response is due on June 5, 2020.

U.S. Patent No. 6,317,333

On March 13, 2020, NVIDIA Corporation filed a petition for inter partes review of U.S. Patent No. 6,317,333 (the “’333 patent”) with the PTAB. The petition requests a determination that claims 1-2 of the ’333 patent are unpatentable.  The patent owner preliminary response is due on June 18, 2020.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. We are providing the following information regarding updates to the previously disclosed risk factors in our Form 10-K.

Risks Relating to the Mergers

As described in Note 1 - “The Company and Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements, on December 18, 2019, Xperi and TiVo agreed, subject to the terms and conditions of the Merger Agreement, to effect a strategic combination of our respective businesses by: (i) forming XRAY-TWOLF HoldCo Corporation, a corporation organized under the laws of the State of Delaware and jointly owned by Xperi and TiVo (“HoldCo”), (ii) Xperi merging with a newly formed, wholly owned direct subsidiary of HoldCo, with Xperi surviving such merger as a direct wholly owned subsidiary of HoldCo (the “Xperi Merger”), and (iii) TiVo merging with a newly formed, wholly owned direct subsidiary of HoldCo, with TiVo surviving such merger as a direct, wholly owned subsidiary of HoldCo (the “TiVo Merger” and together with the Xperi Merger, the “Mergers”).

The risk factors below should be read in conjunction with the risk factors related to the Company’s operations set forth below and other information contained in this report. HoldCo has filed a registration statement on Form S-4 with the SEC that includes a joint proxy statement/prospectus relating to the Mergers. We urge you to read the registration statement on Form S-4 because it contains important information about the Mergers, including relevant risk factors.

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

Various lawsuits have been filed against us and TiVo, challenging our planned Mergers, as described under Part II, Item 1 – “Legal Proceedings.” Such lawsuits seek, among other things, to enjoin consummation of the Mergers. One of the conditions to the consummation of the Mergers is the absence of any injunctions prohibiting or restraining the Mergers. If any plaintiff is successful in its efforts, then the combination of our business with TiVo may not be consummated at all or within the expected timeframe.

Risks Relating to Our Business

The effects of health epidemics, including the recent global coronavirus pandemic, have led to periods of significant volatility in various markets and industries and has adversely impacted, and could continue to adversely affect, our business, results of operations, and financial condition.

Our business and results of operations could be adversely affected by health epidemics, including the recent coronavirus pandemic. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, coronavirus has spread to many countries worldwide, including the United States.

In March 2020, the World Health Organization declared the coronavirus to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus outbreak on our businesses, and there is no guarantee that we will be able to address the adverse impacts of the coronavirus fully. The impact to date has included periods of significant volatility in various markets and industries. We anticipate that the volatility will have an adverse impact on our customers and on our business, financial condition and results of operations. In particular, the automotive market, as well as other industries that include our customers, have been and may continue to be impacted by the coronavirus outbreak and/or other events beyond our control, and further volatility could have an additional negative impact on these industries, customers, and our business.

In addition, recent actions by United States federal, state and foreign governments to address the coronavirus outbreak, including travel bans and school, business and entertainment venue closures, may also have a significant adverse effect on the markets in which we conduct our businesses. The extent of impacts resulting from the coronavirus outbreak and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus outbreak and actions taken to contain the coronavirus or its impact, among others.

In addition, the coronavirus outbreak could result in business disruption to us, and if we are unable to recover from such a business disruption on a timely basis, our business and financial conditions would be adversely affected. Further, the planned Mergers and efforts to integrate the businesses of Xperi and TiVo, and any contemplated business separation transaction, may also be delayed and adversely affected by the coronavirus outbreak, and become more costly. Each of Xperi, TiVo and the combined company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect their financial condition and results of operations.

There can be no assurance that the global coronavirus pandemic will not have a material and adverse impact on our business, operating results and financial condition. Even after the coronavirus outbreak has subsided, we may continue to experience material and adverse impact on our business, operating results and financial condition as a result of its global economic impact, including any recession that has occurred or may occur in the future. The ultimate impact of the coronavirus pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our applicable business, operations or the global economy.

Our revenue and billings have been concentrated and we anticipate that our revenue and billings will continue to be concentrated in a limited number of customers. If we lose any of these customers, or these customers do not pay us, our revenue and billings could decrease substantially.

We have earned a significant amount of our revenue from a limited number of customers. For the quarter ended March 31, 2020, there were two customers that accounted for 10% or more of total revenue. For the quarter ended March 31, 2020, there were three customers that accounted for 10% or more of total billings. We expect that a significant portion of our billings and revenue will continue to come from a limited number of customers for the foreseeable future. If we lose any of these customers, or these customers do not pay us, our billings and revenue could decrease substantially. In addition, historically a significant portion of our recurring billings were the result of structured payment terms in connection with the settlement of litigation matters. If we are unable to replace the billings from an expiring license or at the end of structured payment terms of a settlement agreement with similar billings from other customers, our revenue and billings could be adversely impacted as compared to periods prior to such expiration or the end of such payment terms.

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

The DTS acquisition was financed with existing cash balances and a $600 million secured term loan, with $344 million remaining outstanding under the loan as of March 31, 2020. We have obtained a debt commitment letter for an aggregate principal amount of $1,100 million in debt financing in order to pay transaction expenses in connection with the planned Mergers and to refinance the existing indebtedness of the Company and TiVo. As a result, our debt balance will increase substantially following the Mergers.  The incurrence of this substantial long-term debt could limit our ability to make future acquisitions, investments and capital expenditures that may be necessary or desirable for the operation or expansion of our business.  Moreover, our ability to service the principal and interest payments on such indebtedness will depend on our continuing ability to generate requisite cash flow from our existing and acquired business operations.  The terms of our existing indebtedness include, and the terms of the refinancing will include, covenants that may limit our operating flexibility and create a risk of default if we are unable to meet financial ratios and other covenant requirements.  While we made voluntary prepayments of $100 and $150 million of principal on our existing indebtedness in 2018 and 2019, respectively, we may be unable to generate sufficient cash flow to make principal and interest payments on this debt or on the refinanced debt in future periods, and in any event, we may be required to refinance the remaining indebtedness upon its maturity. We may be unable to refinance such indebtedness on favorable terms or at all.  For example, a downgrade in our credit rating could make any such refinancing more difficult to secure on favorable terms.  A default under, or inability to refinance, our indebtedness could substantially adversely affect our continuing financial viability, and could lead to insolvency, bankruptcy, and the reduction or elimination of stockholders’ equity.

Our variable rate indebtedness may expose us to interest rate risk, which could cause our debt costs to increase significantly.

As of March 31, 2020, we had $344.0 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes.  At March 31, 2020, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $3.4 million.  Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

We are or may become involved in litigation and administrative proceedings involving some of our patents; any adverse decisions, findings of non-infringement, or invalidation or limitation of the scope of our patents could significantly harm our business.

We are currently involved in litigation involving some of our patents and may be involved in other such actions in the future. The parties in these legal actions often challenge the infringement, validity, scope, enforceability and/or ownership of our patents. In addition, in the past requests for reexamination or review have been filed in the U.S. Patent and Trademark Office (“PTO”) with respect to patent claims at issue in one or more of our litigation proceedings, and oppositions have been filed against us with respect to our patents in the European Patent Office (“EPO”). During a reexamination or review proceeding and upon completion of the proceeding, the PTO or EPO may leave a patent in its present form, narrow the scope of the patent, or cancel or find unpatentable some or all of the claims of the patent. For example, the PTO has issued several Official Actions rejecting or maintaining earlier rejections of many of the claims in some of our patents. From time to time we assert these patents and patent claims in litigation and administrative proceedings. If the PTO’s adverse rulings are upheld on appeal and some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed. In addition, counterparties to our litigation and administrative proceedings may seek and obtain orders to stay these proceedings based on rejections of claims in PTO reexaminations or review proceedings, and other courts or tribunals reviewing our legal actions could make findings adverse to our interests, even if the PTO actions are not final.

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

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including audio, imaging, advanced semiconductor packaging, bonding, and interconnect technologies, as well as our Perceive subsidiary that recently announced a new hardware and software solution for high-performance inference at the edge. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue or billings from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.

Our substantial research and development investments may not translate into product market success, and could be jeopardized by our lack of relevant product experience, competition from other innovators with greater resources, dependence on third-party suppliers, and other factors.

We have incurred, and expect to continue to incur, substantial research and development expenses through our Perceive subsidiary focused on delivering edge inference solutions. We do not have prior experience as a company in the development or marketing of similar hardware or software. We will need to continue to find and hire relevant personnel to advance this new business. Our Perceive subsidiary may be unable to develop or market products that generate material revenue or that recoup our past and ongoing research and development costs. We will be reliant on third parties for chip design and manufacturing, and we may be unable to obtain sources of supply at a competitive price, or at all. Moreover, the semiconductor industry is highly cyclical, and the specific product markets targeted by the platform may be cyclical as well. The timing of new product introductions from our Perceive subsidiary may not coincide with favorable parts of these cycles, increasing our risk of failure. In addition, chip technologies such as what we are developing are subject to extensive competition and a relentless pace of innovation. These new products could be copied or functionally surpassed by other designers, manufacturers, or innovators, some of whom may have far greater financial resources than the Company, and who may be able to develop products with greater capabilities or lower cost.

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

Our future success in our product licensing business depends upon our ability to enhance our existing technologies, products, and services and to develop enhanced and acceptable new technologies, products, and services on a timely basis. The development of enhanced and new audio and imaging technologies, products, and services is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to accurately identify, develop, market, or support new or enhanced technologies, products, or services on a timely basis, if at all. Furthermore, our new imaging and audio technologies, products, and services may never gain market acceptance, and we may not be able to respond effectively to evolving consumer demands, technological changes, product announcements by competitors, or emerging industry standards. Any failure to respond to these changes or concerns would likely prevent our imaging and audio technologies, products, and services from gaining market acceptance or maintaining market share and could lead to our imaging and audio technologies, products, and services becoming obsolete.

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

A number of companies in the semiconductor and consumer electronics industries face severe financial difficulties from time to time. As a result, there have been bankruptcies and restructuring of companies in these industries.  Customers may face financial difficulties which may result in their inability to make payments to us in a timely manner, or at all. These risks may be heightened by operating and cash flow disruptions these companies face as a result of COVID-19.  In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license or settlement agreements. Our customers may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees to us. This could make the collection process complex and difficult, which could adversely impact our business, financial condition, results of operations and cash flows.

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

At March 31, 2020, we held approximately $108.4 million in cash and cash equivalents and $34.1 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds.  Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities.  Recent financial market volatility resulting from the COVID-19 pandemic heightens the risk of a potential loss in the value of our investments. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. While we have historically held our debt investments to maturity, we may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. For example, the DTS acquisition resulted in us liquidating a significant portion of our investments. In the third quarter of 2018, we initiated an equity position in Onkyo Corporation, a publicly traded company listed on the JASDAQ market of the Tokyo Stock Exchange. Upon making the investment, we held a 6.3% ownership interest in Onkyo, and as of March 31, 2020, we held an approximately 1.7% ownership interest.  As of March 31, 2020, the market value of our remaining equity investment in Onkyo had decreased by approximately $3.0 million since our initial investment. The financial market and monetary risks associated with our investment portfolio have and may in the future have a material adverse effect on our financial condition, results of operations or cash flows.

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

Demand for HD Radio also may be impacted by declines in the automotive industry which historically has been cyclical and experienced downturns during declining economic conditions, and which is currently forecasting declines as a result of COVID-19.

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

Our future effective tax rate may be affected by such factors as changes in tax laws, changing interpretation and new guidance related to the Tax Cuts and Jobs Act (“Tax Act”), withholding tax determinations by foreign tax authorities, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in the composition of global earnings, the expiration of statute of limitations, settlements of audits, changes in our domestic and international organization and changes in overall levels of income before tax.

In order to measure our financial performance, we place greater emphasis on billings and operating cash flows rather than revenue and net operating results, and this emphasis may be misunderstood by investors or create a conflict with the financial measures typically used by investors.

The adoption of ASU 2014-09 had a material impact on the timing of revenue recognition in our business.  However, it had no impact on customer billings or the cash flow from our contracts with customers.  Our management places greater emphasis on billings and operating cash flows rather than revenue and net operating results to evaluate our financial performance. Our financial performance may appear significantly different when measured by operating cash flows rather than net operating results.  Because performance bonuses are measured utilizing on billings based metrics, such bonuses may be higher in years with lower net operating results, or lower in years with higher net operating results, which may confuse investors and analysts.  Investors and analysts may place greater emphasis on measures of revenue and net operating results in evaluating the Company’s financial performance, notwithstanding management’s focus on billings and operating cash flows.  Differences in perception of the Company’s financial performance could materially impact the price and volatility in the price of our common stock.

Our effective tax rate depends on our ability to secure the tax benefits of our international corporate structure, on the application of the tax laws of various jurisdictions and on how we operate our business.

Our international corporate structure and intercompany arrangements, including the manner in which we market, develop, use and license our intellectual property, fund our operations and structure transactions with our international subsidiaries, may result in the increase or reduction of our worldwide effective tax rate. Such international corporate structure and intercompany arrangements are subject to examination by the tax authorities of the jurisdictions in which we operate, including the United States. The application of the tax laws of these jurisdictions to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Moreover, such tax laws are subject to change. Tax authorities may disagree with our intercompany transfer pricing arrangements, including our transfer of intangibles, or determine that the manner in which we operate our business does not achieve the intended tax consequences. Additionally, current and future changes in the tax laws or interpretations may have an adverse effect on our international corporate structure and operations. For example, various levels of government and international organizations, such as the Organization for Economic Co-operation and Development (“OECD”) and the European Union (“EU”), increasingly focus on future tax reform that could change longstanding tax principles. Also, changes in the Korean tax law on royalties subject to withholding taxes from our Korean licensees may impact our financial results. An adverse determination by tax authorities or a change in tax laws could increase our worldwide effective tax rate and harm our financial position and results of operations.

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

If we are unable to effectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.  Moreover, if our planned Mergers, acquisitions or other growth initiatives do not prove to be profitable, we may undertake to restructure our business, including the disposition of a business division, or the disposition or discontinuance of a product line. Any restructuring, disposition or discontinuance would require substantial management time and attention and may divert management from other important work, and may result in significant liabilities and costs as described earlier.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our corporate headquarters are located in the San Francisco Bay Area and we have engineering activities in several locations throughout California, which in the past have experienced severe earthquakes. We do not carry earthquake insurance for any of our facilities except for our office in Calabasas, California.  Earthquakes, fires, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

We have made and may continue to make or to pursue acquisitions and other business combinations which could divert management’s attention, cause ownership dilution to our stockholders, or be difficult to integrate, which may adversely affect our financial results.

We have made several acquisitions, and it is our current plan to continue to acquire assets, patents, technologies or companies that we believe are strategic to our future business. For example, in December 2019 we announced the planned Mergers, and we currently expect that merger to be completed in the second quarter of 2020.  In the fourth quarter of 2016, we acquired DTS, Inc., for approximately $955 million.  Investigating businesses, assets, patents or technologies and integrating newly acquired or merged businesses, assets, patents or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such activities divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations or operations. Mergers and acquisitions could also result in customer dissatisfaction, performance problems with an acquired or merged company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, impairment charges related to goodwill and possible impairment charges related to other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

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

We have made a number of acquisitions of businesses, technologies and patents in recent years, and expect to complete the planned Mergers in the second quarter of 2020. These acquisitions and the planned merger are subject to a number of risks, including but not limited to the following:

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

•

we have incurred substantial direct transaction and integration costs as a result of past transactions, and we expect to incur substantial costs as a result of the planned Mergers.  In future acquisitions, the total direct transaction costs and the costs of integration may exceed our expectations;

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

In addition to internal development, we intend to broaden our intellectual property portfolio through strategic relationships and transactions such as the acquisitions of DTS, Inc. in the fourth quarter of 2016 and the planned Mergers that we expect to close in the second quarter of 2020. We believe these strategic relationships and transactions will enhance the competitiveness and size of our current businesses and provide diversification into markets and technologies that complement our current businesses. Future transactions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have intangible assets which are amortized over their estimated useful lives. We review our amortizable intangible assets (such as our patent portfolio) for impairment when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life is shorter than originally estimated. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position, or results of operations.

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

In August 2007, we authorized a plan to repurchase our outstanding shares of common stock dependent on market conditions, share price and other factors. As of March 31, 2020, the total amount available for repurchase under the plan was $101.4 million.

The amount of repurchases under our stock repurchase program will vary. In 2016, we repurchased approximately 2,300,000 shares for an aggregate amount of $67.7 million. In 2017, we repurchased approximately 654,000 shares for an aggregate amount of $15.3 million. In 2018, we repurchased approximately 2,137,000 shares for an aggregate amount of $41.4 million. We did not repurchase any shares in 2019 or in the first quarter of 2020.  Additionally, the timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, the DTS acquisition resulted in a significant decrease in cash, cash equivalents and short-term investments, as well as the issuance of approximately $600 million in debt. The terms of our current or future debt agreements could limit our ability to repurchase shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

In August 2007, the Company’s Board of Directors authorized a plan to repurchase the Company’s outstanding shares of common stock dependent on market conditions, share price and other factors. No expiration date has been specified for this plan. We made no stock repurchases during the first quarter of 2020. At March 31, 2020, the total amount available for repurchase under our stock repurchase program was $101.4 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1*

Agreement and Plan of Merger and Reorganization, dated December 18, 2019, by and among the Registrant, TiVo Corporation, XRAY Merger Sub Corporation, TWOLF Merger Sub Corporation and XRAY-TWOLF HoldCo Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed December 24, 2019, and incorporated herein by reference)

2.2

Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated January 31, 2020, by and among the Registrant, TiVo Corporation, XRAY-TWOLF HoldCo Corporation, XRAY Merger Sub Corporation and TWOLF Merger Sub Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed February 4, 2020, and incorporated herein by reference)

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

3.8

Amendment to the Amended and Restated Bylaws, effective as of December 15, 2018 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 30, 2018, and incorporated herein by reference)

3.9

Amendment to the Amended and Restated Bylaws, effective as of January 30, 2020 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 4, 2020, and incorporated herein by reference)

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

* The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request. Readers are cautioned that the representations and warranties set forth in this agreement are qualified by those schedules, and should not be relied upon as accurate or complete without reference to those schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2020

XPERI CORPORATION

By:	/s/ Jon Kirchner
Jon Kirchner Chief Executive Officer